Form 10-Q
period 2008-09-30
Coastal Carolina Bancshares, Inc.
filed 2008-11-13
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number:  333-152331

COASTAL CAROLINA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	33-1206107
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2305 Oak Street
Myrtle Beach, South Carolina	29577
(Address of principal executive offices)	(Zip Code)

(843) 839-1953

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 13, 2008, no shares of the issuer’s common stock were outstanding.

Part I.  Financial Information

Item 1.  Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
Assets:
Cash	$—	$291,015
Restricted cash - stock subscriptions received	25,000	—
Prepaid assets	14,241	—
Security deposits	16,240	16,240
Deferred stock issuance costs	116,604	—
Premises and equipment, net of accumulated depreciation	437,311	—
Total assets	$609,396	$307,255

Liabilities and Shareholder’s Deficit
Liabilities
Line of credit	$965,038	$—
Advances from organizers and founders	620,000	420,000
Accrued expenses and other liabilities	121,559	39,136
Stock subscriptions received	25,000	—
Due to member	—	20,000
Total liabilities	1,731,597	479,136

Shareholders’ Deficit
Common stock, $.01 par value, 50,000,000 shraes authorized, none issued	—	—
Preferred stock, $.01 par value, 10,000,000 shraes authorized, none issued	—	—
Accumulated deficit	(1,122,201)	(171,881)
Total shareholders’ deficit	(1,122,201)	(171,881)
Total liabilities and shareholder’s deficit	$609,396	$307,255

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Statements of Operations

(Unaudited)

			For the Period
			June 20, 2007
	Three Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2008	2008	2008
Income
Leasehold improvements allowance	$—	$—	$12,500
Interest income	—	624	638
Total assets	—	624	13,138

Expense
Payroll, taxes, and employee benefits	193,036	482,365	494,865
Office occupancy and equipment	92,088	189,168	207,235
Professional fees	32,710	122,710	263,417
Marketing and business development	5,621	59,406	59,406
Interest on line of credit	6,037	7,310	7,310
Corporate insurance	7,944	16,278	17,445
Other	28,930	73,707	85,661
Total expense	366,366	950,944	1,135,339
Net loss	$(366,366)	$(950,320)	$(1,122,201)

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2008 and for the

Period June 20, 2007 (Inception) through September 30, 2008

(Unaudited)

	Common Stock	Deficit Accumulated in the Development Stage	Total

Balance, June 20, 2007 (Inception Date)	$—	$—	$—
Net loss	—	(171,881)	(171,881)
Balance, December 31, 2007	—	(171,881)	(171,881)

Net loss	—	(950,320)	(950,320)
Balance, September 30, 2008	$—	$(1,122,201)	$(1,122,201)

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	For the Period June 20, 2007 (Inception) through September 30, 2008
Cash inflows
Advances from organizers and founders, net	$—	$180,000	$620,000
Proceeds from line of credit borrowing	561,625	965,038	965,038
Leasehold improvements allowance	—	—	12,500
Interest income	—	624	638
Total cash inflows	561,625	1,145,662	1,598,176

Cash outflows
Payroll, taxes, and employee benefits	195,790	494,678	494,678
Office occupancy and equipment	61,191	146,349	160,349
Professional fees	(9,214)	144,980	264,531
Marketing and business development	8,891	50,906	50,906
Capital expenditures	141,187	373,889	390,129
Direct stock issuance costs	116,604	116,604	116,604
Other	47,176	109,271	120,979
Total cash outflows	561,625	1,436,677	1,598,176
Net decrease in cash	—	(291,015)	—
Cash position, beginning of period	—	291,015	—
Cash position, end of period	$—	$—	$—

See accompanying notes to financial statements.

Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization—Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC’s members (Organizers) filed applications with the Office of the Comptroller of the Currency (the OCC) to obtain a national bank charter for a proposed new bank (the Bank) and with the Federal Deposit Insurance Corporation (the FDIC) to obtain insurance for the Bank’s deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company and the distributional interest of each of the LLC’s members was converted into the conditional right to be reimbursed $20,000, without interest, upon the satisfaction of certain conditions.

The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. The Company has filed for approval from the Board of Governors of the Federal Reserve (the Federal Reserve) to become a bank holding company and acquire all of the stock of the Bank upon its formation. In order to capitalize the Bank, the Company is conducting a stock offering to raise a minimum of $21 million (maximum of $30 million) by offering for sale a minimum of 2.1 million shares (maximum 3 million shares) of its common stock. Upon receipt of all final regulatory approvals and provided the necessary capital is raised in the stock offering, the Company will capitalize the Bank and the Bank will engage in general commercial banking.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it devotes substantially all its efforts to establishing a new business. As of September 30, 2008, the planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

In recognition of financial risks undertaken by the Organizers and one non-organizer founder and, in the case of Organizers who will serve as directors of the Company or the Bank or both, to encourage the continued involvement with the Company and the Bank by such persons, warrants to purchase additional shares of the Company’s common stock will be issued to these individuals, subject to receipt of all necessary regulatory approvals, when the Bank is opened. The warrants will have an exercise price equal to $10 per share and be issued as Type I (Director) or Type II (Organizer/Founder) warrants. Type I warrants will be awarded only to individuals who will serve as directors of the Company or the Bank and will vest over three years. Type II warrants will be awarded in recognition of the financial risk undertaken by Organizers and one non-organizer founder in providing seed capital, and by the Organizers guaranteeing certain liabilities of the Company, to fund organizational expenses and will vest immediately.

If the $21 million minimum offering is sold, each Organizer and the non-organizer founder will be awarded warrants to purchase 10,000 shares of common stock and each of the three Organizer-founders will receive warrants to purchase an additional 8,000 shares, or a total of 18,000 shares. If the $30 million maximum offering is sold, each Organizer and the non-organizer founder will be awarded warrants to purchase 16,136 shares and each of the three Organizer-founders will receive warrants to purchase an additional 8,000 shares, or a total of 24,136 shares. For sales between the minimum and maximum amounts, the organizers and founders will each receive an additional seven warrants for each additional 1,000 shares sold.

Basis of Presentation—The accompanying financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

Organizational and Pre-Opening Costs—Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities necessary to commence business as a commercial bank. Organizational costs are primarily legal and consulting fees related to the incorporation and organization of the Company and the Bank. Pre-opening costs are primarily employees’ salaries and benefits, and other operational expenses related to preparation for the Bank’s opening. In accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” the organizational and pre-opening costs will be expensed against the Company’s and the Bank’s consolidated initial period operating results. At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs, estimated to be in the range of $1.9 million to $2.1 million will be charged against the Company’s and the Bank’s consolidated initial period operating results.

Offering Expenses—Offering expenses, consisting principally of direct incremental costs of the stock offering, will be deducted from the proceeds of the offering. Such offering expenses are classified as deferred stock issuance costs until the close of the stock offering. The Company’s offering expenses are estimated to be $250,000, and will be deducted from the proceeds of the offering. In addition, the Company is using a sales agent to assist with selling the stock and those costs are estimated to be $580,000 if the minimum offering is sold and $940,000 if the maximum offering is sold. The Company has agreed to pay the sales agent consulting fees of $20,000 on a monthly basis during the term of the offering. If the offering is completed, these consulting fees will be offset against the sales commission fees paid at the closing of the offering. At September 30, 2008, Coastal Carolina Bancshares, Inc. had incurred $116,604 of direct offering-related costs.

Management’s Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Income Taxes—The Company is a corporation. Pre-opening expenses incurred will be capitalized and amortized in the income tax returns of the Company and the Bank following the commencement of operations. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities will be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by any such asset is required. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management will consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Note 2 – Commitments and Contingencies

On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina. The term of the lease is for three years with four one-year renewal options. Rent increases three percent each renewal period. Rental expense for the nine months ended September 30, 2008, was $106,488. Rental expense for the period June 20, 2007 (Inception) to September 30, 2008 was $120,488.

The lease was amended on February 12, 2008, making rent for the initial lease term $6,694 per month through April 30, 2008 and increasing to $13,388 per month beginning May 1, 2008. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under this lease are as follows: $40,163 in 2008, $160,650 in 2009, and $133,875 in 2010.

Note 3 – Advances from Organizers and Founders

There were 21 members of the LLC. The Organizers and founders advanced $620,000 to the LLC to fund pre-opening and organizational expenses. On April 10, 2008, the LLC merged into the Company. As a result of the Merger, the Organizers and founders will be entitled to receive reimbursement of their advances upon the successful completion of the stock offering.

Note 4 – Shareholders’ Equity

The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share. In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share.

Note 5 – Employment Contracts

The Company has entered into employment contracts with three Executive Officers. The Chief Executive Officer has a contract for three years and the Chief Financial Officer and Chief Lending Officer have one-year contracts. The employment terms began at various times during the fourth quarter of 2007 and the first quarter of 2008. All are entitled to certain additional benefits, including stock options, health insurance, and paid vacation.

Note 6 – Related Party Transactions

The Company entered into a lease agreement, as described in Note 2, to lease a building from a company in which one of the Organizers serves on the board of directors.

The Company has engaged a law firm for legal services associated with assistance with the formation of the Company and the Bank. One of the Organizers is a shareholder with that firm. The Company incurred legal fees of $110,571 for services rendered by the firm for the nine months ended September 30, 2008, and incurred legal fees of $163,359 for the period June 20, 2007 (Inception) to September 30, 2008, of which $45,000 were direct offering costs, and thus, were deferred. The Company anticipates paying additional fees to that firm throughout the remainder of the year and during 2009.

During the period June 20, 2007 (Inception) to September 30, 2008, the Company paid $24,000 in consulting fees to a company in which one of the Organizers is the President. Such company has not performed any services for the Company during 2008, and it is not anticipated that it will perform any such services in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of the Organizers. No amounts were paid to that firm during 2007, while $49,286 was paid to that firm during the nine months ended September 30, 2008 for marketing and public relations services, of which $13,006 were direct offering costs, and thus, were deferred. The Company does anticipate paying additional sums to that firm throughout the remainder of the year and during 2009.

The Company has engaged a design firm to provide interior design services, including the costs of decorative furnishings, for the initial Bank office public areas. The President of the design firm is the wife of one of the Organizers. We have paid and capitalized, as premises and equipment and leasehold improvements, $148,548 through September 30, 2008. The Company does not currently anticipate paying any significant additional amounts to that firm throughout the remainder of the year and during 2009.

Note 7 – Line of Credit

On April 1, 2008, the Company established a $2 million line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the 21 Organizers. The line bears interest at a floating rate of interest equal to Wall Street journal prime less 150 basis points per annum, but not less than four percent, and matures on April 1, 2009. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of September 30, 2008, the principal balance outstanding under the line of credit was

$965,038. Interest expense incurred for the three and nine month periods ended September 30, 2008 was $6,037 and $7,310, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other information included in this report.

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” about us and our operations, performance, financial conditions and likelihood of success. These statements are based on many presumptions and estimates. Our actual results will depend on a number of factors, including many that are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan”, “hope” and “estimate,” as well as similar expressions, identify forward-looking statements. Because forward-looking statements involve risks and uncertainties that are beyond our control, actual results may differ materially from those expected in the forward-looking statements. We discuss what we believe are the most significant of these risks, uncertainties and other factors under the heading “Risk Factors” in the Coastal Carolina Bancshares, Inc.’s (the Company) Registration Statement, as amended, as filed on Form S-1 with the Securities and Exchange Commission (the SEC) and declared effective on September 8, 2008, including, without limitation:

•	our lack of operating history;
•	potential delays in the opening date of the Bank;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan losses and the lack of seasoning of our loan portfolio, once we open;
•	the rate of delinquencies and the amounts of charge-offs, once we open;
•	the rates of loan growth, once we open;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

The Company was incorporated on February 28, 2008, to organize and own all of the capital stock of a proposed new national bank to be named Coastal Carolina National Bank (the Bank). On April 10, 2008, the Company merged with our predecessor, Coastal Carolina Dream Team, LLC, a limited liability company formed by our organizers in June 2007 for the purpose of investigating the possibility of establishing a new community bank in Myrtle Beach, South Carolina. We have engaged Interstate Brokers, an Atlanta, Georgia consulting firm, to assist us during the organization process, primarily with the preparation of applications to the Office of the Comptroller of the Currency (the OCC), Federal Deposit Insurance Corporation (the FDIC), and Federal Reserve. Under an agreement with Interstate Brokers, we are paying a fee of $75,000 plus options to purchase 7,500 shares of common stock for $10 per share and reimbursement of expenses. These options and the options to purchase 1,000 shares being granted to our consultant, Stephen Anderson, have been valued at $3.33 per option in the consulting agreements. On February 22, 2008, our organizers filed applications with the OCC to charter the Bank as a national bank and with the FDIC to receive federal deposit insurance. The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. The Company has filed for approval from the Federal Reserve to become a bank holding company and acquire all of the stock of the Bank upon its formation. Whether the charter is issued and deposit insurance is granted will depend upon, among other things, compliance with legal requirements imposed by the OCC, the FDIC, and the Federal Reserve, including capitalization of the Bank with at least $17.5 million of capital net of organizational and pre-opening expenses. We hope to receive all final regulatory approvals and open the Bank during the first quarter of 2009.

Recent Regulatory Developments

The following is a summary of recently enacted laws and regulations that could materially impact the Bank’s results of operations or financial condition. This discussion should be read in conjunction with the Company’s Registration Statement, as amended, as filed on Form S-1 with the SEC and declared effective on September 8, 2008.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the EESA). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA also included a provision to increase the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. Although the application deadline to participate in the Capital Purchase Program will expire prior to the time we hope to receive all final regulatory approvals and open the Bank, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition, and results of operations.

Also on October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program – that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100 percent guarantee of the senior debt of all FDIC-insured institutions and their holding companies.  All eligible institutions will be covered under the program for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.

Financial Condition and Results of Operations

As of December 31, 2007, we had total assets of $307,255, consisting of cash and security deposits, and we had liabilities of $479,136, consisting primarily of advances from our organizers and non-organizer founder. We incurred a net loss of $171,881 for the period from inception on June 20, 2007 through December 31, 2007. At September 30, 2008, we had total assets of $609,396, consisting principally of premises and equipment, and we had liabilities of $1,731,597, consisting mainly of the outstanding line of credit and advances from our organizers and non-organizer founder. During the three and nine months ended September 30, 2008, we incurred an additional loss of $366,366 and $950,320, respectively, with expenses consisting primarily of salaries, consulting fees, legal fees, other professional fees and operating costs of the main office. We expect to incur additional losses during our initial years of operation.

In order for us to become profitable, we will need to attract a large number of customers to deposit and borrow money. This will take time. We expect to incur losses for at least our first two years of operations. Our future profitability is dependent on numerous factors, including the strength of the economy both nationally and in our market area and government regulation. As a highly regulated institution, the Bank’s ability to grow and achieve profitability may be adversely affected by state and federal regulation that limits a bank’s right to make loans, purchase securities and pay dividends. Although we hope to become profitable in our third year of operation, there is a risk that a deterioration of the economy or adverse government regulation or other conditions could adversely affect our plans. When we open for business, we expect a significant amount of our income will be from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money will be a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets will further influence the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses.

Expenses

On completion of the offering and opening of the Bank, we expect we will have incurred the following expenses:

•      Sales agent commissions and expenses ranging from $580,000 if the minimum offering is sold to $940,000 if the maximum offering is sold, which will be subtracted from the proceeds of the offering, assuming a commission of  two percent is paid on sales of $3 million to non-excluded investors and four percent on all other sales to non-excluded investors. If our sales agent received the maximum commission of 5 percent of the gross proceeds on all sales over $6 million, its commissions and expense would be $790,000 in the event of the minimum offering and $1.24 million in the event of the maximum offering.

•      $250,000 in expenses of the offering, which will be subtracted from the proceeds of the offering.

•      $50,000 to $100,000 in expenses to organize Coastal Carolina Bancshares, Inc. and $1.8 million to $2 million in expenses to organize and prepare to open Coastal Carolina National Bank, consisting principally of salaries, consulting fees, legal fees, other professional fees and operating costs of the main office. These costs will be expensed against the initial opening period results. Additionally, costs of approximately $650,000 will be incurred for premises and equipment, including leasehold improvements, for the main office. These costs will be capitalized and amortized over the life of the lease for the leasehold improvements and depreciated over the estimated useful lives of the furniture, fixtures and equipment.

Prior to our completion of the offering, these costs will be funded by non-interest-bearing advances from our organizers and one non-organizer founder, draws on our line of credit that bears interest at a floating rate of interest equal to Wall Street Journal prime less 150 basis points, but not less than four percent, per annum and is guaranteed by our organizers, and tenant up-fit allowances. We will use the proceeds of the offering to repay the organizer and founder advances (except those applied to the purchase of shares) and the amounts due under our line of credit. We will use the remaining proceeds to make loans, purchase securities and otherwise conduct the business of the Bank. Our business plan contemplates a new main office to be built and occupied in the fourth year of operation. Additionally, one branch office is planned. It is anticipated the branch will open in the third year. We anticipate that the proceeds of the offering will be sufficient to satisfy the Company’s and the Bank’s financial needs for at least the next three years.

Liquidity, Interest Rate Sensitivity and Capital Resources

Coastal Carolina National Bank, like most banks, will depend on its net interest income for its primary source of earnings. Net interest income is the difference between the interest we will charge on our loans and receive from our investments, our assets, and the interest we will pay on deposits, our liabilities. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so we can reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We intend to manage the Bank’s asset mix by regularly evaluating the yield, credit quality, funding sources and liquidity of its assets. We intend to manage the Bank’s liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rate, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may negatively impact our profitability.

We have established a revolving line of credit in the amount of $2 million and have received cash advances from our organizers and one non-organizer founder totaling $620,000 and a tenant up-fit allowance of $12,500 from our landlord. We may increase the amount of the line from time to time as we deem necessary or appropriate. We will receive an additional tenant up-fit allowance of $12,500 when the Bank opens for business. We will use those sources of funds to pay offering, organizational and pre-opening expenses. We believe the minimum proceeds of $21 million from the offering will satisfy the cash requirements for at least the first three years for both the Company and the Bank. Specifically, we anticipate the Bank’s assumed minimum initial capitalization of $19.3 million will allow the Bank’s loan portfolio to grow at a reasonable pace and be sufficient to pay operating expenses during the first three years of operations while maintaining capital levels that comply with banking regulatory guidelines. We anticipate the remaining proceeds will be sufficient to pay the Company’s operational expenses for at least three years. All anticipated material expenditures for such period, including salaries, furniture, fixtures and equipment expenses, and leasehold improvements, have been identified and provided for out of the proceeds of the offering. Following the completion of the offering, we will manage our liquidity by actively monitoring the Bank’s sources and uses of funds to meet cash flow requirements and maximize profits. We do not anticipate the Bank will pay any dividends to the Company or that the Company will pay any dividends to its shareholders in the foreseeable future.

We expect to complete our organizational activities and commence banking operations during the first quarter of 2009. Any delay in opening the Bank will increase our organizational and pre-opening expenses and postpone our realization of potential revenue. We anticipate these costs will range from $175,000 to $200,000 each month the opening of the Bank is delayed. Delays may occur as a result of, among other things, delays in receiving all necessary regulatory approvals or our inability to achieve the minimum offering of $21 million. If we experience an extended delay in opening the Bank, we may be required to seek additional borrowings, whether through increasing our existing line of credit or through an additional line of credit with another lender. There can be no assurance that we will be able to obtain such financing on satisfactory terms. In addition, we may need to raise the minimum offering amount to cover expenditures resulting from a delay in opening.

If we are unable to raise the minimum proceeds of $21million from the offering (including approximately $620,000 in cash advances from our organizers and non-organizer founder, which may be converted to subscriptions for common stock in the offering), we will use the cash advanced by our organizers and non-organizer founder to pay expenses, and each organizer will be responsible for any amounts due under our line of credit up to the amount guaranteed by such organizer.

Capital Adequacy

Capital adequacy for banks and bank holding companies is regulated by the OCC, the FDIC, and the Federal Reserve. The primary measures of capital adequacy are risk-based capital guidelines and the leverage ratio. Changes in these guidelines or in our levels of capital can affect our ability to expand and pay dividends.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect our accounting, reporting and disclosure of financial information.

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. The intention of this adoption would be to provide the capital markets community with a single set of high-quality, globally accepted accounting standards. The adoption of IFRS for U.S. companies with global operations would allow for streamlined reporting, allow for easier access to foreign capital markets and investments, and facilitate cross-border acquisitions, ventures or spin-offs. In August 2008, the SEC announced its decision to propose a “roadmap” that will identify measures of progress that will be monitored between now and 2011 when the SEC plans to consider requiring U.S. public companies to adopt IFRS. The roadmap will be proposed in a release that addresses when and how the requirement to use IFRS might be phased in and includes a proposed rule that would, if adopted, permit certain large U.S. public companies in industries composed mainly of IFRS-reporting entities to use IFRS as soon as in their 2009 financial statements. It is anticipated there will be a 60-day comment period when the SEC releases its proposal.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and earlier adoption is not permitted.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161).” SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not believe the adoption of the standard will have a material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162) “The Hierarchy of Generally Accepted Accounting Principles.” The objective of SFAS 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and it is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP 140-3).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations, or cash flows.

In January 2008, the FASB issued Statement No. 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement applies to all entities that prepare consolidated financial statements, except not-for profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement requires specific reporting and accounting treatment for minority interest and changes in minority interest positions of an entity. The Company will continue to research this statement to determine the impact in future periods. The Company is currently evaluating the impact, if any, the adoption of the standard will have on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for the Company as of January 1, 2009, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. We do not expect the adoption of SFAS No. 141(R) or SFAS 160 to have any material effect on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective for financial statements issued by the Company starting in 2008. We do not expect the adoption of SFAS 159 to have any material effect on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior announcements. The provisions of this statement are effective for financial statements issued by the Company starting in 2008. We do not expect the adoption of SFAS 157 to have any material effect on our financial position, results of operations, or cash flows.

Item 4T. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the Exchange Act) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report and pursuant to Rule 15d-15 of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Rule 15d-14(a) Certification of the President and Chief Executive Officer
31.2	Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the President and Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2008	COASTAL CAROLINA BANCSHARES, INC.

	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer

	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer (Principal Financial Officer)