Form 10-K
period 2008-12-31
Coastal Carolina Bancshares, Inc.
filed 2009-03-31
CIK 1437213

Use these links to rapidly review the document
COASTAL CAROLINA BANCSHARES, INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-152331

COASTAL CAROLINA BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	33-1206107 (I.R.S. Employer Identification No.)
2305 Oak Street Myrtle Beach, South Carolina (Address of principal executive offices)	29577 (Zip Code)

(843) 839-1953
(Registrant's telephone number, including area code)

Not Applicable
(Securities registered pursuant to Section 12(b) of the Act)

Not Applicable
(Securities registered pursuant to Section 12(g) of the Act)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

         No voting common stock was held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter.

         On March 31, 2009, no shares of the issuer's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None

COASTAL CAROLINA BANCSHARES, INC.

Part I

Item 1.    Business

        This report on Form 10-K contains "forward-looking statements" about us and our operations, performance, financial conditions and likelihood of success. These statements are based on many presumptions and estimates. Our actual results will depend on a number of factors, including many that are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," "hope" and "estimate," as well as similar expressions, identify forward-looking statements. Because forward-looking statements involve risks and uncertainties that are beyond our control, actual results may differ materially from those expected in the forward-looking statements. The following includes, without limitation, some of the risks that we expect to encounter in starting and operating the new bank:

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

  •
  changes in technology;

  •
  the level of allowance for loan losses and the lack of seasoning of our loan portfolio;

  •
  the rate of delinquencies and the amounts of charge-offs;

  •
  the rates of loan growth;

  •
  adverse changes in asset quality and resulting credit risk-related losses and expenses;

  •
  changes in monetary and tax policies;

  •
  loss of consumer confidence and economic disruptions resulting from terrorist activities;

  •
  changes in the securities markets; and

  •
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008 and the first part of 2009, the capital and credit markets have experienced extended volatility and disruption reaching unprecedented levels. There can be no assurance these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

        All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC's members (organizers) filed applications with the Office of the Comptroller of the Currency (the OCC) to obtain a national bank charter for a proposed new bank, Coastal Carolina National Bank (in organization) (the Bank), and with the Federal Deposit Insurance Corporation (the FDIC) to obtain insurance for the Bank's deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company and the distributional interest of each of the LLC's members was converted into the conditional right to be reimbursed $20,000, without interest, upon the satisfaction of certain conditions.

        The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received these preliminary approvals from the OCC and the FDIC, we filed an application with the Board of Governors of the Federal Reserve (the Federal Reserve) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and we received that approval on November 21, 2008. In order to capitalize the Bank, the Company is conducting a stock offering to raise a minimum of $21 million (maximum of $30 million) by offering for sale a minimum of 2.1 million shares (maximum 3 million shares) of its common stock. Upon receipt of all final regulatory approvals and provided the necessary capital is raised in the stock offering, the Company will capitalize the Bank and the Bank will engage in general commercial banking.

Business Strategy

        Our business strategy is to create a community-oriented financial institution focused on providing personalized service to clients and offering products designed to meet their specific needs. Our target markets will include:

  •
  Small- to medium-sized commercial, professional and service companies who we believe can be better served by a locally based financial institution providing timely credit decisions along with well-defined business services;

  •
  affluent and "emerging affluent" residents who desire a banking relationship tailored to their net worth and service-level expectations;

  •
  residential and commercial real estate clients seeking a smaller, more customized service delivery; and

  •
  the well-established consumer base in our primary service area.

        Our goal is to provide a full range of competitive banking services and to emphasize the effective delivery of those services. We believe we can distinguish ourselves by providing the level of personal service often associated with a community bank, while also offering the requisite technology and skilled advisors to deliver more sophisticated financial products and services than a typical community bank.

Products and Services

        We plan to offer a variety of traditional banking services. We will emphasize a variety of lending services, including real estate, commercial and equity line and consumer loans to individuals and small- to mid-size businesses that are located or conduct business in our market area. We estimate our initial percentage distribution of loans (based on the dollar amount of loans outstanding) for the first year will include approximately 65% in commercial real estate loans and 15% in residential mortgage loans.

Our initial legal lending limit will be approximately $2.6 million immediately following the offering if we raise the minimum of $21 million and capitalize the Bank with $19.3 million assuming organizational and pre-opening costs of $1.8 million that will be expensed to initial period operating results. Our deposit products will include checking accounts, savings accounts, money market accounts, certificates of deposit, commercial checking accounts and individual retirement accounts. We also plan to provide cashier's checks, credit and debit cards, tax deposits, traveler's checks, direct deposit and United States savings bonds. We intend to deliver our services though a variety of methods, including on-line banking, remote deposit capture, banking by mail and drive-thru banking.

Lending Activities

        General.    We intend to emphasize a range of lending services, including consumer loans and lines of credit, commercial and business loans and lines of credit, residential and commercial real estate loans, and construction loans to individuals, small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the bank's primary market area. We will compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, in some instances, we may have to charge lower interest rates to attract borrowers.

        The well-established banks in our service area will make proportionately more loans to medium- to large-sized businesses than we will. Many of the bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. These loans may also be proportionally more expensive to make than larger loans.

        Loan Distribution.    We will emphasize a variety of lending services, including real estate, commercial and equity line and consumer loans to individuals and small- to mid-size businesses that are located or conduct business in our market area. We estimate that our initial percentage distribution of our loans for the first year will be as follows:

Commercial real estate	65%
Commercial loans	10
Equity line and consumer loans	10
Residential mortgage loans	15

Total	100%

        These are estimates only. Our actual loan distribution will depend on our customers and will vary over time.

        Allowance for Loan Losses.    We will maintain an allowance for loan losses, which we will establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe the collectibility of the principal is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

  •
  an ongoing review of the quality, mix and size of our overall loan portfolio;

  •
  our historical loan loss experience;

  •
  evaluation of economic conditions;

  •
  specific problem loans and commitments that may affect the borrower's ability to pay;

  •
  regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators; and

  •
  the amount and quality of collateral, including guarantees, securing the loans.

        Lending Limits.    The Bank's lending activities will be subject to a variety of lending limits imposed by federal law. Our initial legal lending limit will be approximately $2.6 million immediately following the offering if we raise the minimum of $21 million and capitalize the Bank with $19.3 million assuming organizational and pre-opening costs of $1.8 million that will be expensed to initial period operating results. In general, the bank will be subject to a legal limit on loans to a single borrower equal to 15% of the Bank's capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank's capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

        Credit Risk.    The principal credit risk associated with each loan is the creditworthiness of the borrower and any guarantor. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services and retail market segments. General economic factors affecting a borrower's ability to repay include interest, inflation, employment rates and the strength of the local and national economy, as well as other factors affecting a borrower's customers, suppliers and employees. There are no plans to engage in any sub-prime or speculative lending, including plans to originate loans with high loan-to-value ratios.

        With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate or sell the property, or, in certain cases, the borrower may default. In each case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period. Each of these factors increases the risk of nonpayment. The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.

        The well-established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than we will make. Many of our anticipated commercial loans will be made to small- to medium-sized businesses that may be less able to withstand adverse competitive, economic and financial pressures than large borrowers. Our commercial loan portfolio is expected to consist primarily of loans to individual, partnership and corporate borrowers that are located in Horry County, South Carolina. Accordingly, we anticipate our commercial borrowers will reflect the diversified businesses of our service area, and will principally include commercial, professional and retail service firms involved in the tourist, recreation and retirement industries. The risks associated with our commercial loans will depend to a large extent upon various economic factors, including the strength of the economy in our service area and the ability of our commercial borrowers to properly evaluate and respond to a changing marketplace.

        Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, we cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

        Real Estate Loans.    These loans will generally fall into one of three categories: residential real estate loans, commercial real estate loans and construction development loans. These loans include commercial loans where the bank takes a security interest in real estate out of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans. We expect to focus our real estate-related activity in three areas: (1) commercial and residential real estate development loans, (2) conforming and non-conforming mortgage loans and (3) owner-occupied commercial real estate loans.

        The Bank's residential real estate loans will consist of residential first and second mortgage loans and residential construction loans. We will offer fixed and variable rates on mortgages. These loans will be made consistent with the bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. We expect these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market such as has occurred recently. Fixed-rate loans may be sold in the secondary market in conjunction with performance management or portfolio management goals.

        Real estate-related products include:

  •
  home mortgage loans (conventional, FHA and non-conforming) 1-4 owner-occupied homes;

  •
  acquisition and development loans for residential and multi-family construction loans;

  •
  construction and permanent lending for investor-owned property; and

  •
  construction and permanent lending for commercial (owner-occupied) property.

        The primary risk associated with residential real estate loans is that the residential borrower will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan's collateral will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower and the value of the property on an individual basis.

        Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include cost overruns, construction delays, including those related to weather, mismanaged construction, shortages in labor or materials, inferior or improper construction techniques, economic changes or downturns during construction, a downturn in the real estate market, rising interest rates which may prevent sale of the property and failure to sell completed projects in a timely manner. We will attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

        Risks associated with commercial real estate loans include fluctuations in the value of real estate rental rates and other competition in the rental market, employment rates, tenant vacancy rates and the quality of the borrower's management. Commercial real estate loans are generally riskier than residential real estate loans because commercial properties may be limited to a specific use making it more difficult to sell such properties to recover loan losses. In addition, the tourist industry is highly competitive and, in our primary service area, subject to weather related risks, including hurricanes. If a borrower's business fails, the borrower is likely to be unable to repay its debts. To mitigate these risks, we intend to evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We will typically review the personal financial statements of the principal owners and require their personal guarantees. We will also attempt to limit our risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

        Small Business Lending.    We expect that our commercial lending will be focused on small- to medium-size businesses located in or serving our service area. We consider "small businesses" to include commercial, professional and retail firms with annual revenues of $50 million or less. Commercial lending will include loans to entrepreneurs, professionals and small- to medium-sized firms.

        Small business products will include:

  •
  Working capital loans and lines of credit;

  •
  Business term loans to purchase fixtures and equipment or fund site acquisition or business expansion;

  •
  Inventory and accounts receivable lending; and

  •
  Construction loans for owner-occupied buildings.

        Within small business lending, we also plan to utilize government enhancements such as the Small Business Administration ("SBA") programs. These loans will typically be partially guaranteed by the government. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

        Commercial Loans.    Many types of loans will be available to business organizations and individuals on a secured and unsecured basis, including commercial, term, working capital, asset based, SBA loans, commercial real estate, lines of credit and mortgages. We intend to focus our commercial lending efforts on companies with revenues of less than $50 million. Construction loans will be available for eligible individuals and contractors. The construction lending will be short-term, generally with maturities of less than 12 months, and set up on a draw basis.

        The primary risk for commercial loans and small business lending is the failure of the business due to economic and financial factors. As a result, the quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness and our decision to make a commercial loan.

        Consumer Loans.    We intend to offer our customers consumer loans. Consumer lending products include:

  •
  home equity loans;

  •
  automobile, recreational vehicle and boat loans; and

  •
  installment loans (secured and unsecured).

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly; they are often dependent on the borrower's employment status as the sole source of repayment; and some of them are unsecured. To mitigate these risks, we will analyze selective underwriting criteria for each prospective borrower, which may include the borrower's employment history, income history, credit bureau reports and debt-to-income ratios. If the consumer loan is secured by property, such as an automobile loan, we will also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we will also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

Deposit Services

        We intend to offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our primary service area at competitive rates. In addition, we intend to offer certain retirement account services, including individual retirement accounts. We intend to solicit these accounts from individuals, businesses and other organizations.

        Deposit Distribution.    We estimate our initial percentage distribution of deposits for the first year will be as follows:

Time deposits	63%
Savings and money market	27
Demand deposits	10

Total	100%

        These are estimates only. Our actual deposit distribution will depend on our customers and will vary over time.

Other Banking Services

        We intend to offer cashier's checks, on-line banking, banking by mail, drive-thru banking, direct deposit of payroll and social security checks, United States Savings Bonds, tax deposits, travelers checks and remote deposit capture. We plan for the bank to become associated with national ATM networks that may be used by the bank's customers throughout the country. We intend to begin offering these services shortly after opening the bank. We also plan to offer credit card services through a correspondent bank as an agent for the bank. Once we are operating, the bank may offer other bank services, including 24-hour telephone banking.

Investments

        In addition to loans, the bank will make other investments, subject to the bank's policy as set by its board of directors. Such investments may initially include overnight funds, direct obligations of the United States government, obligations guaranteed as to principal and interest by the United States and other Federal agencies, general obligation bonds, revenue bonds, certificates of deposit of financial institutions, mortgage-backed securities (limited to GNMA, FNMA, and FHLMC issues), municipal securities, bankers' acceptances, and other bank-grade investment securities. No investment in any of these instruments will exceed any applicable limitations imposed by law or regulation. The bank's asset-liability management committee will review the investment portfolio on an ongoing basis in order to ensure the investments conform to the bank's policy.

Asset and Liability Management

        The Bank's asset/liability management committee will oversee the Bank's assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies the bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

Competitive Conditions

        The banking business is highly competitive. We will compete with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds operating in our primary service area. According to FDIC data as of June 30, 2008, there were 129 banking offices, representing 24 financial institutions operating in our primary service area and holding over $5.7 billion in deposits. Many of these institutions have substantially greater resources and lending limits than we will have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not expect to provide or will not provide initially. Our competitors include large national, super regional and regional banks like Wachovia Bank, Branch Banking and Trust Company, Bank of America and Carolina First Bank as well as established community banks such as Beach First National Bank, Crescent Bank and Horry County State Bank.

Supervision and Regulation

        Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the OCC, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

        The primary goals of the bank regulatory structure are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance fund, the bank's depositors and the public, rather than the stockholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

The Company

        General.    Upon our acquisition of all of the capital stock of the Bank following receipt of Federal Reserve approval, we will be a bank holding company registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of law and regulations.

        The Bank Holding Company Act.    Under the Bank Holding Company Act, the Company will be subject to periodic examination by the Federal Reserve and will be required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level will be limited to:

  •
  banking and managing or controlling banks;

  •
  furnishing services to or performing services for our subsidiaries; and

  •
  engaging in other financial activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control and Activities.    With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

  •
  acquiring substantially all the assets of any bank;

  •
  acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own directly or indirectly or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

  •
  merging or consolidating with another bank holding company.

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978 (the Change in Bank Control Act), together with regulations thereunder, require written notice to the Federal Reserve prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns, controls or holds the power to vote a greater percentage of that class of voting securities immediately after the transaction. At such time, if ever, as we have in excess of 500 shareholders of record and total assets exceeding $10 million, we will be required to register under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include:

  •
  making or servicing loans and certain types of leases;

  •
  engaging in certain insurance and discount brokerage activities;

  •
  performing certain data processing services;

  •
  acting in certain circumstances as a fiduciary or investment or financial adviser; and

  •
  owning savings associations.

        The Federal Reserve will impose certain capital requirements on the Company under the Bank Holding Company Act and the Change in Bank Control Act regulations, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company will be able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. The Bank's ability to pay dividends will be subject to regulatory restrictions described below under "Dividends." The Company will also be able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee.    In accordance with Federal Reserve policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the Bank Holding

Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial safety, soundness or stability of any subsidiary depository institution of the bank holding company and is inconsistent with sound banking principles or with the purposes of the Bank Holding Company Act or with the Financial Institutions Supervisory Act of 1966. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        The Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. The act also authorizes activities that are "complementary" to financial activities.

        The act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the act will have on us.

The Bank

        The Bank will operate as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the bank will be insured by the FDIC up to a maximum amount, which is currently $250,000 for each general depositor. See "Deposit Insurance and Assessments" below.

        The OCC and the FDIC will regulate or monitor virtually all areas of the Bank's operations, including:

  •
  security devices and procedures;

  •
  adequacy of capitalization and loss reserves;

  •
  loans;

  •
  investments;

  •
  borrowings;

  •
  deposits;

  •
  mergers;

  •
  issuances of securities;

  •
  payment of dividends;

  •
  interest rates payable on deposits;

  •
  interest rates or fees chargeable on loans;

  •
  establishment of branches;

  •
  maintenance of books and records; and

  •
  adequacy of staff training to carry on safe lending and deposit gathering practices.

        An example applicable to the Bank because of its anticipated lending portfolio is guidance recently finalized by the federal banking agencies to identify and manage risks associated with concentrations in commercial real estate loans. The guidance states that a growing number of banks have high concentrations of commercial real estate loans on their balance sheets which may make the banks more vulnerable to cyclical downturns in the commercial real estate markets. Banks with high concentrations of commercial real estate loans are subject to greater supervisory scrutiny and will be required to have in place risk-management practices and capital levels that are appropriate in light of the risk associated with these concentrations. The final guidelines relating to concentrations in commercial real estate loans will be applicable to the Bank and may adversely affect the Bank's ability to develop and grow its commercial real estate loan portfolio.

        The OCC will require the Bank to maintain specified capital ratios and impose limitations on the Bank's aggregate investment in real estate, Bank premises and furniture and fixtures. The OCC will also require the Bank to prepare quarterly reports on the Bank's financial condition, and the FDIC will require the Bank to conduct an annual audit of its financial affairs in compliance with generally accepted auditing standards and the Federal Deposit Insurance Act (the FDI Act). As a new bank, we anticipate the Bank will be required to notify and obtain from the OCC a written determination of no objection before the Bank engages in any significant deviation or change from its business plan or operations. In addition, during the first three years of the Bank's operations, the Bank will be required to provide the appropriate FDIC regional supervisory office with a copy of any such notice made to the OCC.

        Federal Deposit Insurance Corporation Improvement Act of 1991.    Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act), which amended the FDI Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate to meet the FDIC's expenses in carrying out such examinations. Insured institutions are required to submit annual reports to the FDIC, their federal banking agency and their state supervisor when applicable. The FDI Act directs the FDIC to develop a method for insured depository institutions to provide disclosure of the assets and liabilities in any balance sheet, financial statement, report of condition or any other report of any insured depository institution required to be filed with a federal banking agency. The FDI Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to, among other things, the following:

  •
  internal controls;

  •
  information systems and internal audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure;

  •
  asset growth; and

  •
  compensation, fees and benefits.

        For a period of two years from the date the Bank commences business, the OCC must review and not object to the hiring of any officer or the appointment or election of any director of the Bank. Further, the Bank must provide written notice to the OCC at least 90 days before adding or replacing any member of its board of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the person would assume a different executive officer position if the Bank is not in compliance with minimum capital requirements applicable thereto or is otherwise in troubled condition, or if the OCC determines, in connection with its review of the Bank's capital restoration plan or otherwise, that such notice is required. The OCC may disapprove such addition or employment within such 90-day period.

        In addition, the FDIC requires that an insured depository institution or depository institution holding company notify the appropriate federal banking agency of the proposed addition of any individual to the board of directors or the employment of any individual as a senior executive officer at least 30 days before such addition or employment becomes effective if the institution is not in compliance with the minimum capital requirements applicable to it or is otherwise in troubled condition, or if the agency determines such prior notice is appropriate based on its review of the institution's capital restoration plan. The agency may disapprove any such addition or appointment within 90 days from the date the agency receives notice of the proposed action. Further, whenever a change in control of an insured depository institution occurs, the institution must report promptly to the appropriate federal banking agency any changes or replacement of its chief executive officer or of any director occurring in the next 12-month period, including in its report a statement of the past and current business and professional affiliations of the new chief executive officer or director.

        Deposit Insurance and Assessments.    Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. A depository institution is assessed insurance premiums by the FDIC based on its risk category and the amount of deposits held. During the fourth quarter 2008, the amount of FDIC insurance coverage for insured deposits was increased under the Emergency Economic Stabilization Act of 2008 (EESA), generally from $100,000 per depositor to $250,000 per depositor, and pursuant to participation in the FDIC's Temporary Liquidity Guarantee Program (the TLG Program), which enables the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts. These increases in insurance coverage are scheduled to end on December 31, 2009. The FDIC has stated its intention, as part of its proposed Deposit Insurance Fund restoration plan, to increase deposit insurance assessments. On January 1, 2009, the FDIC increased its assessment rates, and has proposed further rate increases and changes to the current risk-based assessment framework, including a recently proposed special assessment. In addition, as a result of a financial institution's participation in the TLG Program, the financial institution is required to pay additional insurance premiums to the FDIC in an amount equal to an annualized 10-basis points on balances in noninterest-bearing transaction accounts that exceed the $250,000 deposit insurance limit, determined on a quarterly basis. The Bank, at opening, will determine whether it will participate in the FDIC's TLG Program.

        Transactions with Affiliates and Insiders.    The Bank will be subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low-quality assets.

        The Bank will also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies. The Bank will be subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons who are not executive officers, directors, principal shareholders or employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Further, the Bank must follow credit underwriting procedures that are not less stringent than those applicable to comparable transactions by the Bank with persons who are not executive officers, directors, principal shareholders or employees.

        Regulation W.    Effective April 1, 2003, the Federal Reserve adopted Regulation W, which implements Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit on a nonrecourse basis from an affiliate under certain conditions. In addition, under Regulation W:

  •
  a bank and its subsidiaries may not generally purchase a low-quality asset from an affiliate;

  •
  covered transactions, and other transactions exempt under the applicable regulations, between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  •
  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit depending on the type of collateral.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the Bank's capital and surplus. That regulation has not yet been adopted.

        Dividends.    A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Subject to certain restrictions, the directors of a national bank may declare a dividend of so much of the undivided profits of the Bank as the directors judge to be prudent. In addition, a national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the Bank for that year and the retained net income of the Bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount. In addition, as a new bank, the Bank will be required to maintain a risk-based total Tier 1 capital ratio equal to at least 8%, which will further limit the Bank's ability to pay dividends.

        Branching.    National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. The Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed which permits interstate branching through acquisitions. This legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law and interstate merging by banks.

        Community Reinvestment Act of 1977.    The Community Reinvestment Act of 1977 (the Community Reinvestment Act) requires, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC to evaluate the record of each financial institution in meeting the credit needs of its entire community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the Bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

        The Gramm-Leach-Bliley Act.    Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's outstanding equity investment, including retained earnings in the financial subsidiary, be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing through electronic mail to the consumer.

        Other Regulations.    Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations will also be subject to federal laws, rules and regulations applicable to credit transactions, such as:

  •
  the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

  •
  the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the rules and regulations of the various federal agencies charged with the responsibility of implementing the foregoing federal laws.

The deposit operations of the Bank will also be subject to:

  •
  the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Regulations

        The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums.

        The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, but excludes, among other things, goodwill and most other intangibles and deferred tax assets. Tier 2 capital includes cumulative perpetual preferred stock, long-term preferred stock, convertible preferred stock and any related surplus, under certain conditions, certain mandatory convertible securities, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock, general reserves for loan and lease losses up to 1.25% of risk-weighted assets, and up to 45% of the pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.

        Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

        The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for the most highly-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. As a new bank, we anticipate that the OCC and the FDIC will require the Bank to maintain a Tier 1 leverage ratio at opening of at least 8% and to maintain such ratio during our first three years of operations.

        The FDIC Improvement Act established an additional capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a total risk-based capital ratio of 10% or greater, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, the Bank and the Company will qualify as "well capitalized."

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.

Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

  •
  submit a capital restoration plan;

  •
  raise additional capital;

  •
  restrict their asset growth, deposit interest rates and other activities;

  •
  improve their management;

  •
  eliminate management fees; or

  •
  divest themselves of all or a part of their operations.

        A bank that is not "well capitalized" is also subject to certain limitations relating to so-called "brokered" deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

        These capital guidelines can affect us in several ways. If the Bank grows at a rapid pace, its capital may be depleted too quickly, and a capital infusion from the Company may be necessary which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance or a combination of those factors could change our capital position in a relatively short period of time.

        Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a realistic plan to meet the capital requirement within a reasonable period of time.

Other

        Financial Institutions Reform, Recovery and Enforcement Act of 1989.    This act expanded and increased the enforcement powers of the regulators in terms of both civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties include management, employees and agents of an insured depository financial institution, as well as independent contractors and consultants such as attorneys and accountants, shareholders and others who participate in the conduct of the financial institution's affairs. Violations include the failure of an institution to timely file required reports, the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for continuing violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of any loan or assets involved, rescind agreements or contracts, employ qualified officers and employees, or take other actions as determined by the ordering agency to be appropriate.

        Privacy and Credit Reporting.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. It will be the Bank's policy not to disclose any personal information to nonaffiliated third parties unless required to do so by law.

        Like other lending institutions, the Bank will utilize credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates and the use of credit data.

        USA PATRIOT Act of 2001.    In October 2001, the USA PATRIOT Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen United States law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

        Check 21.    The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  •
  allowing check truncation without making it mandatory;

  •
  demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law;

  •
  legalizing substitutions for and replacements of paper checks without agreement from consumers;

  •
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring the re-crediting of funds on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies.    Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Recent Regulatory Developments

        In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the EESA) was signed into law. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase mortgages, mortgage-backed securities and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets. Specifically, the EESA created the Troubled Assets Relief Program (the TARP) intended to encourage financial institutions to increase their lending to customers and each other. The EESA also included a provision to increase the amount of deposits insured by the FDIC in a bank from $100,000 per depositor to $250,000 through December 31, 2009.

        On October 7, 2008, the Board of Directors of the FDIC adopted a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC. On February 27, 2009, the FDIC adopted a final rule that changes the way its assessment system differentiates risk and changes assessment rates beginning April 1, 2009. For banks in the best risk category, the initial base rates will range from 12 to 16 cents per $100 of assessable deposits on an annual basis effective April 1, 2009. For a newly established bank, such as the Bank is expected to be, the assessment rate will be 14 cents per $100 of assessable deposits on annual basis effective April 1, 2009. The FDIC also adopted an interim rule imposing an emergency special assessment of 20 cents per $100 of assessable deposits on all insured institutions on June 30, 2009, which will be collected on September 30, 2009. The interim rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance. The interim rule is subject to a 30-day comment period. The FDIC may take further actions in the future that result in higher assessment rates that could have a material adverse effect on earnings. The FDIC may terminate its insurance of deposits if it finds the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank's deposit insurance assessments may increase or decrease depending on the risk assessment classification to which the Bank is assigned by the FDIC.

        As part of TARP, the Treasury established the Capital Purchase Program (the CPP), to provide funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA that may affect the Company.

        On October 14, 2008, the FDIC announced a new program—the Temporary Liquidity Guarantee Program—that provides unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies. Participating institutions are assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt. Once open, the Bank anticipates participating in these programs to the extent it is eligible to do so.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, (the ARRA), more commonly known as the economic stimulus or economic recovery package. The ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. Other initiatives have included homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal Funds rate; emergency action against short selling practices; a temporary guarantee program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

        Proposed Legislation and Regulatory Action.    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The United States Treasury Department recently has recommended a major restructuring of the financial institution regulatory framework in this country. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Employees

        As of March 20, 2009, Coastal Carolina Bancshares, Inc. had 12 employees, 11 of whom are full-time and one of whom is part-time.

Item 1A.    Risk Factors

        Not required for a smaller reporting company.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We are located at 2305 Oak Street, Myrtle Beach, South Carolina 29577. This location, which will serve as our executive headquarters, will also become the Bank's main office when the Bank opens. The property is subject to a lease, which began on November 1, 2007, with a three-year term which may be extended at our option for up to four additional one-year terms. The lease includes $25,000 in upfit allowances. Rent for the initial term is set at $6,694 a month from November 1, 2007 through April 30, 2008. Rent for the balance of the initial term is set at $13,388 a month. Monthly rent will increase during each extension term as follows: 1st extension term—$13,789, 2nd extension term—$14,203; 3rd extension term—$14,629; and 4th extension term—$15,068. The tenant is also required to pay all utilities and property taxes levied on the site and to keep the building insured. The building has two levels with a total of approximately 8,887 square feet and is set on approximately 1.29 acres of land. The building has three drive-thru teller lanes. The property is owned by Myrtle Beach Farms Company, Inc., a subsidiary of Burroughs & Chapin Company, Inc. Mr. Burroughs, who is an organizer and director of Coastal Carolina Bancshares, Inc. and is a proposed director of the Bank, is the Chairman of the Board of Burroughs & Chapin Company, Inc.

Item 3.    Legal Proceedings

        There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate is a party or has an interest adverse to the Company or the Bank.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of the date of filing hereof, the Company has never issued any common equity and has no stockholders. Accordingly, it has never paid any dividends. The Company has not yet adopted any equity compensation plan. See Item 11. for information with regard to warrants to be issued to our organizers.

        There is no public market for our common stock and we do not believe an active trading market will develop for the common stock after offering.

Item 6.    Selected Financial Data

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

General

        Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC's members (organizers) filed applications with the Office of the Comptroller of the Currency (the OCC) to obtain a national bank charter for a proposed new bank (the Bank) and with the Federal Deposit Insurance Corporation (the FDIC) to obtain insurance for the Bank's deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company and the distributional interest of each of the LLC's members was converted into the conditional right to be reimbursed $20,000, without interest, upon the satisfaction of certain conditions.

        The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received preliminary approval from the OCC and the FDIC, we filed an application with the Board of Governors of the Federal Reserve (the Federal Reserve) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and we received that approval on November 21, 2008. In order to capitalize the Bank, the Company is conducting a stock offering to raise a minimum of $21 million (maximum of $30 million) by offering for sale a minimum of 2.1 million shares (maximum 3 million shares) of its common stock. Upon receipt of all final regulatory approvals and provided the necessary capital is raised in the stock offering, the Company will capitalize the Bank and the Bank will engage in general commercial banking.

        The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. As of December 31, 2008, the planned principal operations had not commenced and revenue had not been recognized from the planned principal operations.

Management's Discussion and Analysis

        This discussion is intended to assist in understanding the financial condition and results of operations of our Company. The following is a discussion of our financial condition as of December 31, 2008, and the results of operations for the year ended December 31, 2008, and for the period June 20, 2007, date of inception, to December 31, 2008. These comments should be read in conjunction with our financial statements and accompanying notes appearing elsewhere in this report.

        Our principal activities through December 31, 2008, related to our organization, preparing our business plan, filing an application with the Office of the Comptroller of the Currency to charter a national bank, filing an application with the FDIC for deposit insurance, filing an application with the Board of Governors of the Federal Reserve for approval to form a bank holding company, and conducting of our initial public offering.

Financial Results

        At December 31, 2008, we had total assets of $3.2 million, consisting of $2.4 million in restricted cash for stock subscriptions received and escrow interest earned , deferred stock issuance costs of $337,000, premises and equipment, net of accumulated depreciation, of $448,000, and other assets of $52,000.

        At December 31, 2008, we had total liabilities of $4.8 million, consisting of the outstanding principal balance on a line of credit of $1.6 million, advances from organizers and founders of $620,000, accrued expenses and other liabilities of $152,000, and stock subscriptions received of $2.4 million.

        We had a net loss of $1.4 million for the year ended December 31, 2008, resulting from expenses incurred in connection with activities related to the Bank's organization. Income was comprised solely of interest income received on escrow subscriptions of $7,000. Expenses incurred consisted of payroll, taxes and employee benefits of $732,000, office and occupancy expenses of $263,000, professional and marketing fees of $244,000, interest expense on our line of credit of $20,000 and other expenses totaling $127,000.

        For the period June 20, 2007, date of inception, to December 31, 2008, we had a net loss of $1.6 million, resulting from expenses incurred in connection with activities related to the Bank's organization. Income was comprised of interest income received on escrow subscriptions of $7,000 and a leasehold improvements allowance of $12,500 paid by the landlord. Expenses incurred consisted of payroll, taxes and employee benefits of $744,000, professional and marketing fees of $385,000, office and occupancy expenses of $281,000, interest expense on our line of credit of $20,000 and other expenses totaling $141,000.

        Until the Company is able to release escrowed subscription funds, organizational expenses and costs to raise capital are being funded by advances from our organizers and founders and by lines of credit. The Company has a $2 million line of credit that bears interest at a floating rate equal to Wall Street journal prime less 150 basis points per annum, but not less than four percent, and matures on April 1, 2009. On January 29, 2009, the Company established an additional $1 million line of credit with a bank to fund continued operating expenses during the organization of the Company and its proposed banking subsidiary, the Bank. The line bears a variable rate of interest at the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent, and matures on July 29, 2009. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. The lines of credit are uncollateralized and have a limited guaranty by the 21 organizers.

Liquidity, Interest Rate Sensitivity and Capital Resources

        As of December 31, 2008, the Company had not commenced banking operations. When we open for business, we expect a significant amount of our income will be from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon.The Bank's cost of money will be a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets will further influence the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so that we are able to reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We will manage the Bank's asset mix by regularly evaluating the yield, credit quality, funding sources and liquidity of its assets. We intend to manage the Bank's liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rate, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may negatively impact our profitability.

        For an opening bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investing activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of our public offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity.

        We have established revolving lines of credit amounting to $3 million, received cash advances from our organizers and founders totaling $620,000, and tenant upfit allowances of $25,000 from our landlord, $12,500 of which was received in March 2009. We have used those sources of funds to pay offering, organizational, and pre-opening expenses. We believe that the minimum proceeds of $21 million from the offering will satisfy the cash requirements for at least the first three years for both the Company and the Bank. Specifically, we anticipate the Bank's assumed minimum initial capitalization of $19.3 million will allow the Bank's loan portfolio to grow at reasonable pace and to pay operating expenses during the first three years of operations, while maintaining capital levels that comply with banking regulatory guidelines. Following the completion of the offering, we will manage our liquidity by actively monitoring the Bank's sources and use of funds to meet cash flow requirements and maximize profits. We do not anticipate we will need to raise additional funds to meet the required operating expenditures for the Company and the Bank over the next 12 months. All anticipated material expenditures for such period, including salaries, furniture, fixtures, and equipment expenses, and leasehold improvements, have been identified and provided for out of the proceeds of the initial offering. We do not anticipate the Bank will pay any dividends to the Company or that the Company will pay any dividends to its shareholders in the foreseeable future.

        We expect to complete our organizational activities and commence banking operations during the second quarter of 2009. Any delay in opening the Bank will increase our organizational and pre-opening expenses and postpone our realization of potential revenue. We anticipate these costs will range from $175,000 to $200,000 each month the opening of the Bank is delayed. Delays may occur as a result of, among other things, our inability to achieve the minimum offering of $21 million. If we experience an extended delay in opening the Bank, we may be required to seek additional borrowings, whether through increasing our existing line of credit or through an additional line of credit with another lender. There can be no assurance that we will be able to obtain such financing on satisfactory terms. In addition, we may need to raise the minimum offering amount to cover expenditures resulting from a delay in opening.

        If we are unable to raise the minimum proceeds of $21 million from the offering (including approximately $620,000 in cash advances from our organizers and non-organizer founder, which may be converted to subscriptions for common stock in the offering), we will use the cash advanced by our organizers and non-organizer founder to pay expenses, and each organizer will be responsible for any amounts due under our line of credit up to the amount guaranteed by such organizer.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Capital Adequacy

        Capital adequacy for banks and bank holding companies is regulated by the OCC, the FDIC and the Federal Reserve. The primary measures of capital adequacy are risk-based capital guidelines and the leverage ratio. Changes in these guidelines or in our levels of capital can affect our ability to expand and pay dividends.

Allowance for Loan Losses

        We will maintain an allowance for loan losses, which we will establish through a provision for loan losses charged against income. We will charge loans against this allowance when we believe the collectibility of the principal is unlikely. The allowance will be an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

  •
  an ongoing review of the quality, mix and size of our overall loan portfolio;

  •
  our historical loan loss experience;

  •
  evaluation of economic conditions;

  •
  specific problem loans and commitments that may affect the borrower's ability to pay;

  •
  regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators; and

  •
  the amount and quality of collateral, including guarantees, securing the loans.

Income Taxes

        The Company is a corporation. Pre-opening expenses incurred will be capitalized and amortized in the income tax returns of the Company and the Bank following the commencement of operations. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities will be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date.

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

Recent Accounting Pronouncements

        The following is a summary of recent authoritative pronouncements that may affect our accounting, reporting and disclosure of financial information.

        In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R), Business Combinations, (SFAS 141(R)) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company's financial position, results of operations or cash flows.

        In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP SFAS 157-3). This FSP clarifies the application of SFAS No. 157, Fair Value Measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The application of FSP SFAS 157-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (FSP EITF 99-20-1) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, (EITF 99-20) or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retroactive application is not permitted. The application of FSP EITF 99-20-1 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

The Board of Directors
Coastal Carolina Bancshares, Inc.
Myrtle Beach, South Carolina

        We have audited the accompanying balance sheets of Coastal Carolina Bancshares, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2008, for the period June 20, 2007 (Inception) to December 31, 2008, and for the period June 20, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Coastal Carolina Bancshares, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008, for the period June 20, 2007 (Inception) to December 31, 2008, and for the period June 20, 2007 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOTT DAVIS, LLC Elliott Davis, LLC Columbia, South Carolina March 20, 2009

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Balance Sheets

	December 31,
	2008	2007
Assets
Cash	$—	$291,015
Restricted cash—stock subscriptions received	2,371,528	—
Deferred stock issuance costs	337,476	—
Premises and equipment, net of accumulated depreciation	448,458	—
Other assets	51,667	16,240

Total assets	$3,209,129	$307,255

Liabilities and Shareholders' Deficit Liabilities
Line of credit	$1,622,770	$—
Advances from organizers and founders	620,000	420,000
Accrued expenses and other liabilities	152,448	39,136
Stock subscriptions received	2,365,000	—
Due to member	—	20,000

Total liabilities	4,760,218	479,136
Shareholders' Deficit
Common stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Accumulated deficit	(1,551,089)	(171,881)

Total shareholders' deficit	(1,551,089)	(171,881)

Total liabilities and shareholders' deficit	$3,209,129	$307,255

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Operations

	Year Ended December 31, 2008	For the Period June 20, 2007 (Inception) to December 31, 2008	For the Period June 20, 2007 (Inception) to December 31, 2007
Income
Leasehold improvements allowance	$—	$12,500	$12,500
Interest income	7,152	7,166	14

Total income	7,152	19,666	12,514
Expense
Payroll, taxes, and employee benefits	731,839	744,339	12,500
Office occupancy and equipment	263,167	281,234	18,067
Professional fees	181,825	322,532	140,707
Marketing and business development	61,947	61,947	—
Interest on line of credit	20,118	20,118	—
Corporate insurance	24,996	26,163	1,167
Telecommunications	18,923	18,923	—
Office supplies	18,467	18,467	—
Other	65,078	77,032	11,954

Total expense	1,386,360	1,570,755	184,395

Net loss	$(1,379,208)	$(1,551,089)	$(171,881)

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Shareholders' Deficit

For the Year Ended December 31, 2008
and for the Period June 20, 2007 (Inception) through December 31, 2008

	Common Stock	Deficit Accumulated in the Development Stage	Total
Balance, June 20, 2007 (Inception)	$—	$—	$—
Net loss	—	(171,881)	(171,881)

Balance, December 31, 2007	—	(171,881)	(171,881)
Net loss	—	(1,379,208)	(1,379,208)

Balance, December 31, 2008	$—	$(1,551,089)	$(1,551,089)

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Statements of Cash Flows

	Year Ended December 31, 2008	For the Period June 20, 2007 (Inception) to December 31, 2008	For the Period June 20, 2007 (Inception) to December 31, 2007
Cash inflows
Advances from organizers and founders, net	$180,000	$620,000	$440,000
Proceeds from line of credit borrowing	1,622,770	1,622,770	—
Leasehold improvements allowance	—	12,500	12,500
Interest income	624	638	14

Total cash inflows	1,803,394	2,255,908	452,514
Cash outflows
Payroll, taxes, and employee benefits	749,385	749,385	—
Office occupancy and equipment	204,234	218,234	14,000
Professional fees	184,479	304,030	119,551
Marketing and business development	61,756	61,756	—
Corporate insurance	50,312	50,312	—
Capital expenditures	404,395	420,635	16,240
Direct stock issuance costs	313,379	313,379	—
Other	126,469	138,177	11,708

Total cash outflows	2,094,409	2,255,908	161,499

Net increase in cash	(291,015)	—	291,015
Cash at beginning of period	291,015	—	—

Cash at end of period	$—	$—	$291,015

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization—Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC's members (Organizers) filed applications with the Office of the Comptroller of the Currency (the OCC) to obtain a national bank charter for a proposed new bank (the Bank) and with the Federal Deposit Insurance Corporation (the FDIC) to obtain insurance for the Bank's deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company and the distributional interest of each of the LLC's members was converted into the conditional right to be reimbursed $20,000, without interest, upon the satisfaction of certain conditions.

        The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received preliminary approval from the OCC and the FDIC, the Company filed an application with the Board of Governors of the Federal Reserve System (the Federal Reserve) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and the Company received that approval on November 21, 2008. In order to capitalize the Bank, the Company is conducting a stock offering to raise a minimum of $21 million (maximum of $30 million) by offering for sale a minimum of 2.1 million shares (maximum 3 million shares) of its common stock. Upon receipt of all final regulatory approvals and provided the necessary capital is raised in the stock offering, the Company will capitalize the Bank and the Bank will engage in general commercial banking.

        The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. As of December 31, 2008, the planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

        In recognition of financial risks undertaken by the Organizers and one non-organizer founder and, in the case of Organizers who will serve as directors of the Company or the Bank or both, to encourage the continued involvement with the Company and the Bank by such persons, warrants to purchase additional shares of the Company's common stock will be issued to these individuals, subject to receipt of all necessary regulatory approvals, when the Bank is opened. The warrants will have an exercise price equal to $10 per share and be issued as Type I (Director) or Type II (Organizer/Founder) warrants. Type I warrants will be awarded only to individuals who will serve as directors of the Company or the Bank and will vest over three years. Type II warrants will be awarded in recognition of the financial risk undertaken by Organizers and one non-organizer founder in providing seed capital, and by the Organizers guaranteeing certain liabilities of the Company, to fund organizational expenses and will vest immediately.

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

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Financial Statements (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

purchase an additional 8,000 shares, or a total of 24,136 shares. For sales between the minimum and maximum amounts, the organizers and founders will each receive an additional seven warrants for each additional 1,000 shares sold.

        Basis of Presentation—The accompanying financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

        Organizational and Pre-Opening Costs—Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities necessary to commence business as a commercial bank. Organizational costs are primarily legal and consulting fees related to the incorporation and organization of the Company and the Bank. Pre-opening costs are primarily employees' salaries and benefits, and other operational expenses related to preparation for the Bank's opening. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," the organizational and pre-opening costs will be expensed against the Company's and the Bank's consolidated initial period operating results. At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs, estimated to be in the range of $2.1 million to $2.3 million will be charged against the Company's and the Bank's consolidated initial period operating results.

        Offering Expenses—Offering expenses, consisting principally of direct incremental costs of the stock offering, will be deducted from the proceeds of the offering. Such offering expenses are classified as deferred stock issuance costs until the close of the stock offering. The Company's offering expenses are estimated to be $350,000, and will be deducted from the proceeds of the offering. In addition, the Company is using a sales agent to assist with selling the stock and those costs are estimated to be $580,000 if the minimum offering is sold and $940,000 if the maximum offering is sold. The Company has agreed to pay the sales agent consulting fees of $20,000 on a monthly basis during the term of the offering. If the offering is completed, these consulting fees will be offset against the sales commission fees paid at the closing of the offering. At December 31, 2008, Coastal Carolina Bancshares, Inc. had incurred $337,476 of direct offering-related costs.

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

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Financial Statements (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Recent Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R), Business Combinations, (SFAS 141(R)) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company's financial position, results of operations or cash flows.

        On October 10, 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP SFAS 157-3). This FSP clarifies the application of SFAS No. 157, Fair Value Measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.

        FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (FSP EITF 99-20-1) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, (EITF 99-20) or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) depending on the type of security. EITF 99-20 required the use of

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Financial Statements (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retroactive application is not permitted.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 2—COMMITMENTS AND CONTINGENCIES

        On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina. The term of the lease is for three years with four one-year renewal options. Rent increases three percent each renewal period. Rental expense for 2008 was $133,263. Rental expense for the period June 20, 2007 (Inception) to December 31, 2008, was $147,263.

        The lease was amended on February 12, 2008, making rent for the initial lease term $6,694 per month through April 30, 2008, and increasing to $13,388 per month beginning May 1, 2008. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under this lease are as follows: $160,650 in 2009 and $133,875 in 2010.

NOTE 3—RESTRICTED CASH

        Restricted cash is represented by stock subscriptions received, plus interest earned. As of December 31, 2008, the restricted cash balance was $2,371,528, represented by $2,365,000 of stock subscriptions received and $6,528 of interest earned.

        Payments on subscriptions received during the offering period are held on deposit with an independent escrow agent. The Company earns interest on these funds at a variable rate. Subscriptions cannot be revoked once they are accepted by the Company. The escrow agent will hold these funds, and no shares will be issued, until:

  •
  subscriptions and payment in full for a minimum of 2,100,000 shares at $10.00 per share have been accepted;

  •
  final approval has been received from the OCC to grant the proposed bank a national bank charter;

  •
  final approval has been received from the FDIC for deposit insurance; and

  •
  final approval has been received from the Federal Reserve to acquire the stock of Coastal Carolina National Bank.

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Financial Statements (Continued)

NOTE 3—RESTRICTED CASH (Continued)

        If the Company fails to meet the conditions by the close of the offering period, subscriptions will be refunded in full, without interest.

NOTE 4—ADVANCES FROM ORGANIZERS AND FOUNDERS

        There were 21 members of the LLC. The Organizers and founders advanced $620,000 to the LLC to fund pre-opening and organizational expenses. On April 10, 2008, the LLC merged into the Company. As a result of the Merger, the Organizers and founders will be entitled to receive reimbursement of their advances upon the successful completion of the stock offering.

NOTE 5—SHAREHOLDERS' EQUITY

        The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share. In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share.

NOTE 6—EMPLOYMENT CONTRACTS

        The Company has entered into employment contracts with three Executive Officers. The Chief Executive Officer has a contract for three years and the Chief Financial Officer and Chief Lending Officer have one-year contracts. All are entitled to certain additional benefits, including stock options, health insurance and paid vacation.

NOTE 7—RELATED PARTY TRANSACTIONS

        The Company entered into a lease agreement, as described in Note 2, to lease a building from a company in which one of the Organizers serves on the board of directors.

        The Company has engaged a law firm for legal services associated with assistance with the formation of the Company and the Bank. One of the Organizers is a shareholder with that firm. The Company incurred legal fees of $120,089 for services rendered by the firm for the year ended December 31, 2008, and incurred legal fees of $172,876 for the period June 20, 2007 (Inception) to December 31, 2008, of which $59,663 were direct offering costs, and thus, were deferred. The Company anticipates paying additional fees to that firm during 2009.

        During the period June 20, 2007 (Inception) to December 31, 2008, the Company paid $24,000 in consulting fees to a company in which one of the Organizers is the president. Such company has not performed any services for the Company during 2008, and it is not anticipated that it will perform any such services in the future.

        A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of the Organizers. No amounts were paid to that firm during 2007, while $92,897 was paid to that firm during 2008 for marketing and public relations services, of which $45,574 were direct offering costs, and thus, were deferred. The Company anticipates paying additional sums to that firm during 2009.

        The Company has engaged a design firm to provide interior design services, including the costs of decorative furnishings, for the initial Bank office public areas. The president of the design firm is the

COASTAL CAROLINA BANCSHARES, INC.
(A Company in the Development Stage)

Notes to Financial Statements (Continued)

NOTE 7—RELATED PARTY TRANSACTIONS (Continued)

spouse of one of the Organizers. The Company has paid and capitalized, as premises and equipment and leasehold improvements, $148,548 through December 31, 2008. The Company does not currently anticipate paying any significant additional amounts to that firm during 2009.

NOTE 8—LINE OF CREDIT

        On April 1, 2008, the Company established a $2 million line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the 21 Organizers. The line bears interest at a floating rate of interest equal to Wall Street journal prime less 150 basis points per annum, but not less than four percent, and matures on April 1, 2009. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of December 31, 2008, the principal balance outstanding under the line of credit was $1,622,770. Interest expense incurred for 2008 was $20,118.

NOTE 9—SUBSEQUENT EVENTS

        On January 29, 2009, the Company established an additional $1 million line of credit with a bank to fund continued operating expenses during the organization of the Company and its proposed banking subsidiary, the Bank. The line is uncollateralized and has a limited guaranty by the 21 Organizers. The line bears a variable rate of interest at the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent, and matures on July 29, 2009. Interest is due on a monthly basis and the unpaid principal balance is due at maturity.

        The offering was scheduled to expire on January 31, 2009. The Company has extended the offering through April 30, 2009, subject to its right to terminate the offering earlier, or to further extend it from time to time up to a date no later than June 20, 2009. The Company expects to commence banking operations within a few weeks of raising the minimum level of capital.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

        As of the end of the period covered by this report and pursuant to Rule 15d-15 of the Exchange Act, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation's disclosure controls and procedures (as that term is defined in Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        This Annual Report on Form 10-K for the year ended December 31, 2008, does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        None.

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance

        Set forth below is information regarding the Company's founders, organizers, directors and executive officers as of the date of this filing. The Company's current directors will serve until the first annual meeting of shareholders, which is expected to be held in August 2009 with subsequent annual meetings of shareholders to be held in May of each year following the year the Bank opens for business. Thereafter, in accordance with our articles of incorporation we will have a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. At the first annual meeting of shareholders, the shareholders will elect the following: (i) Class I directors for a term expiring at the second annual meeting of shareholders, (ii) Class II directors for a term expiring at the third annual meeting of shareholders and (iii) Class III directors for a term expiring at the fourth annual meeting of shareholders. At each subsequent annual meeting of shareholders, successors to the class of directors whose term expires at the annual meeting will be elected for a three-year term.

        The Company does not have a separately designated standing audit committee; rather, the entire board of directors acts as the registrant's audit committee. Following the closing of its stock offering, the Company intends to establish a standing audit committee.

        William K. Bogache, M.D. of Myrtle Beach, SC, organizer, age 66, is a director of Coastal Carolina Bancshares, Inc. He will be a director and Vice Chairman of the proposed Bank and a member of the Bank's executive committee and strategic planning/budget committee and the chair of its loan policy committee. Dr. Bogache is a board certified urologic surgeon. He was employed as a corporate and commercial real estate loan officer at C&S National Bank, Atlanta, GA, from 1968 - 1975. He served on the Board of Trustees of Grand Strand Regional Medical Center, Myrtle Beach, SC from 1996 - 2001 and as its chairman from 2000 - 2001. He was chief of staff of that Medical Center from 1993 to 1994. He is also a senior partner with Grand Strand Urology, LLP where he has practiced medicine since 1988 and has been Medical Director of Parkway Surgery Center of Myrtle Beach since 2001. He serves on the board of directors of the Long Bay Symphony and on the Grand Strand Advisory Board of Santee Cooper.

        J. Egerton Burroughs of Murrells Inlet, SC, organizer and founder, age 62, is a director and Vice Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and will be a director of the proposed Bank and a member of the Bank's executive committee, loan policy committee and strategic planning/budget committee. Mr. Burroughs is President of Burroughs Brothers Properties, a development company in Conway, SC, a position he has held since 1991. He also has been Chairman of the Board of Burroughs & Chapin Company, Inc., a real estate development company in Conway and Myrtle Beach since 1990. He is a director and was an organizer of Touchmark National Bank, Norcross, GA. He was a director of Crescent Bank, Myrtle Beach (of which he was also an organizer) from 2000 to 2007, and of Anchor Bank, Myrtle Beach from 1974 to 2000. He currently serves on the Horry County Early College High School Advisory Board, Conway, SC, the board of Imagine South Carolina Prejudice Free, Columbia, SC and the University of South Carolina Board of Trustees, Columbia, SC.

        Chester Allen Duke of Garden City, SC, organizer and founder, age 69, is a director and the Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and will be a director of the proposed Bank and a member of the Bank's executive committee, compensation/governance/nominating committee, audit/compliance/risk management committee and loan policy committee. Mr. Duke was Vice Chairman of Anchor Bank of Myrtle Beach, SC from 1999 until he retired in 2000. Previously, he was Chairman, President and Chief Executive Officer of M&M Financial Corporation, parent company of First National South (a combination of Marion National Bank and Davis National Bank) and President of Marion National Investment Corporation. Mr. Duke served as President of Davis National Bank from 1974 to 1981 and of Marion National Bank from 1981 to 1994 when the two combined to form First National South. He has served on the board of directors of the Business Development Corporation of South Carolina for the past 18 years. In the past, he has served as President of both the Independent Bankers of South Carolina and the South Carolina Bankers Association. He served three years on the Federal Reserve Board of Richmond, Va. He also has served 12 years on the board of directors of the South Carolina Jobs Economic Development Authority and the South Carolina State Museum board of directors.

        Robin Williamson Edwards of Myrtle Beach, SC, organizer, age 72, is a director of Coastal Carolina Bancshares, Inc. and will be a non-voting company representative on the Bank's public relations/marketing/new business development committee. Ms. Edwards has been retired for more than five years. She currently serves as a member of the board of directors of the Coastal Educational Foundation, Coastal Carolina University, Conway, SC, and the Board of Visitors, Edwards College, Coastal Carolina University. She is a past member of the Nursing College Board and the Dental College Board of the Medical University of South Carolina, Charleston, SC.

        Joel P. Foster of Myrtle Beach, SC, age 45, is Vice President of Coastal Carolina Bancshares, Inc. and will be the Chief Lending Officer and a Senior Vice President of the proposed Bank. Before joining the Company in January 2008, he was owner of Foster Development Management, LLC, a development management company in Myrtle Beach, a business he started in March 2007. From September 2006 until March 2007 he was Loan Administration Group Leader and a Senior Vice President of Coastal Federal Bank in Myrtle Beach, with responsibility for the growth, profitability and soundness of that bank's retail and commercial loan portfolio. He was the Myrtle Beach Market Leader and Senior Vice President for Coastal Federal Bank from 2000 through September 2006. Mr. Foster is the immediate past president of the Grand Strand YMCA, co-chairman of the Myrtle Beach portion of the United Way Campaign, past president of the Coastal Carolina Sertoma Club and a member of the Finance Committee for the Myrtle Beach Area Chamber of Commerce.

        Henrietta U. Golding of Myrtle Beach, SC, organizer, age 58, will be a director and the Treasurer of the proposed Bank and a member of its executive committee, technology committee, strategic planning/budget committee and chair of its compensation/governance/nominating committee. She is an attorney and shareholder with McNair Law Firm, P.A. and the firm's Myrtle Beach Office unit manager, positions she has held for more than five years. She served on the Myrtle Beach Advisory board of South Carolina National Bank and after its merger with Wachovia, the Wachovia Horry County Advisory board for a combined total of 27 years.

        Adair M. Graham, Jr. of Wilmington, NC, organizer, age 34, is a director of Coastal Carolina Bancshares, Inc. and will be a non-voting company representative on the Bank's public relations/marketing/new business development committee. Since December 2005, Mr. Graham has been a managing member of Carryover of the Carolinas, LLC, Wilmington, NC, a company that utilizes a unique technological solution to providing waterway access for recreational boating while minimizing environmental impacts. From 2003 to 2005, he was an associate with Cameron Management in Wilmington, a family owned company with a broad range of investments with an emphasis on real estate. He currently serves as Chair of the VMI Cameron Scholarship Fund, Member of the Executive Advisory Committee at Episcopal High School, Alexandria, VA, General Partner of BBC Family Limited Partnership, Managing Member of Cameron Group, LLC, Managing Member of Cameron Properties, LLC, and Managing Member of Hyde Company, LLC, all family owned companies.

        Marsha W. Griffin of North Myrtle Beach, SC, organizer, age 60, will be a director of the proposed Bank and a member of its technology committee and public relations/marketing/new business development committee. Since 1998, she has been the President of Marsha Griffin & Associates, LLC of Myrtle Beach, a firm which provides executive coaching, teambuilding and leadership development for organizations and individuals. She is also a consultant for Business Education Expectations (BE2), the business enrichment arm of Early College High School of Myrtle Beach. She serves on the Small Business Association Board, Wall School of Business, Coastal Carolina University, Conway, SC. She is also an instructor at the South Carolina Bankers School, University of South Carolina, Columbia, SC.

        Gary Hadwin of Myrtle Beach, SC, organizer, age 50, is a director of Coastal Carolina Bancshares, Inc. and will be a non-voting company representative on the Bank's public relations/marketing/new business development committee. He has been the President and Owner of Hadwin-White Pontiac-Buick-GMC Trucks-Subaru, Inc., a vehicle sales and service company in Conway, SC, since 1986. Mr. Hadwin serves on the Advisory Board of the Wall School of Business, Coastal Carolina University, Conway, SC.

        Benjy Hardee of Little River, SC, organizer, age 55, will be a director of the proposed Bank and a member of its compensation/governance/nominating committee, loan policy committee, public relations/marketing/new business development committee and strategic planning/budget committee. Mr. Hardee has been President and Chief Executive Officer of A. O. Hardee & Son, Inc., a heavy/highway site contractor licensed in North Carolina since 1985 and South Carolina since 1981. He is also the owner and president of River Hills Golf & Country Club in Little River and a developer of several Grand Strand area residential communities, including Royal Estates, Carriage Lakes and Waterfall. He is currently Vice Chairman of the board of directors of the Grand Strand Water & Sewer Authority. He served as a member of the Advisory Board of Branch Banking and Trust Company of Myrtle Beach from 2000 until March 2008. Mr. Hardee is Mr. Martin's brother-in-law.

        Nelson L. Hardwick of Surfside Beach, SC, organizer, age 57, will be a director of the proposed Bank and a member of its technology committee and public relations/marketing/new business development committee and chair of its strategic planning/budget committee. Mr. Hardwick has been managing owner of Nelson L. Hardwick & Associates, an engineering firm, since 2003. In addition, since 2005, he has represented District 106 in the South Carolina State House of Representatives. He is also President of South End Investors, Inc., a real estate development company with property located near Surfside Beach, SC and a Managing Partner of JEB, LLC, a real estate partnership with holdings on Highway 90 near Conway, SC.

        Marilyn B. Hatley of North Myrtle Beach, SC, organizer, age 58, will be a director and the Secretary of the proposed Bank and a member of its executive committee, loan policy committee, public relations/marketing/new business development committee, audit/compliance/risk management committee and strategic planning/budget committee. Ms. Hatley has been the Mayor of North Myrtle Beach since 2001. Since 1975, she has been President and Manager of Visible Designs, Inc., a hair and nail salon in North Myrtle Beach. She served on the Advisory Board of Crescent Bank of Myrtle Beach from 2004 to 2008. She also serves on the board of directors of the Municipal Association of South Carolina and is Chair of the Grand Strand Coastal Mayors Alliance.

        W. John Laymon of Myrtle Beach, SC, organizer, age 52, is a director of Coastal Carolina Bancshares, Inc. Mr. Laymon will be a non-voting company representative on the Bank's technology committee. Since 1996, Mr. Laymon has been the Director of Residential Real Estate for The Jackson Companies' Prestwick, Ocean Lakes and Sayebrook operations, all of Myrtle Beach. He was Chairman of the Board of the Myrtle Beach Regional Economic Development Corporation from 2005 to 2007. He is South Carolina Ambassador for Economic Development for 2007-2008 and a member of the Horry County Economic Development Strategic Plan Task Force. He is also a member of the Gerson Lehrman Group Real Estate Council, Austin, Texas.

        Andrew Lesnik of Myrtle Beach, SC, organizer, age 61, will be a director of the proposed Bank, chair of its public relations/marketing/new business development committee, and a member of its strategic planning/budget committee. Mr. Lesnik has been President of Lesnik Himmelsbach Wilson Hearl, Inc., an advertising and public relations firm in Myrtle Beach, since 1987. He is also Chief Executive Officer of Sheriar Press, Myrtle Beach, a South Carolina commercial printing company. Mr. Lesnik is the immediate past Chairman of the Board of PICA (The Printing Industry of the Carolinas), a not-for-profit trade association, and serves on the following Myrtle Beach-based boards of directors: Sheriar Foundation and Meher Fund.

        Lonnie Morgan Martin of Conway, SC, organizer, age 56, is a director and the Secretary of Coastal Carolina Bancshares, Inc. Mr. Martin will be a non-voting company representative on the Bank's loan policy committee. Mr. Martin, an attorney, has been a partner with the law firm of Hearn, Brittain & Martin, P.A., Myrtle Beach since 1988 and served three terms in the South Carolina state legislature. Mr. Martin was a member of the Advisory Board of First Citizens Bank of Conway, SC from 1998 to 2008. Mr. Martin is Mr. Hardee's brother-in-law.

        John L. Napier of Pawleys Island, SC, organizer, age 61, is a director and the Treasurer of Coastal Carolina Bancshares, Inc. Mr. Napier will be a non-voting company representative on the Bank's audit/compliance/risk management committee. Mr. Napier, an attorney, has practiced law with his own firm, John L. Napier, LLC, since November 2003. From 1996 through 2003, he was counsel to Winston & Strawn, an international law firm, in its Washington, DC office. Mr. Napier is a former United States Congressman from South Carolina, and a former federal judge on the United States Court of Federal Claims in Washington, DC.

        Michael D. Owens of Myrtle Beach, SC, organizer, age 51, is a director and President and Chief Executive Officer of Coastal Carolina Bancshares, Inc. and will be a director and President and Chief Executive Officer of the proposed Bank. Mr. Owens will serve on the Bank's executive committee, loan policy committee, strategic planning/budget committee and public relations/marketing/new business development committee and will be chairman of the Bank's technology committee. Mr. Owens was manager of Coastal Carolina Dream Team, LLC, from November 2007 until it merged with the company in April 2008. Mr. Owens has more than 28 years of banking experience. From 1997 to 2007, he was President, Chief Executive Officer and a director of The Coastal Bank and Coastal Bancshares, Inc., headquartered in Savannah, Georgia. Prior to that, he was President, Chief Executive Officer and a director of Atlantic Savings Bank, FSB, a wholly-owned subsidiary of Wachovia Corporation headquartered in Hilton Head Island, South Carolina. Mr. Owens held various executive level jobs with Wachovia and its subsidiaries in different locations from 1980 until 1997. He previously served as a board member of Coastal Area District Development Authority (CADDA) and was a voting member of the Loan Committee, as well as a member of the Coastal Board, of the Georgia Chapter of The Nature Conservancy. He previously served as a board member of the Georgia Bankers Association, where he was Chairman of the Community Bankers Committee, as Chairman of the Board of Trustees, Hilton Head Island Museum, and as a board member of the Greater Island Committee, Hilton Head Island. Mr. Owens is a Paul Harris Fellow of Rotary Club International.

        Holly L. Schreiber, CPA of Myrtle Beach, SC, age 43, is Chief Financial Officer and Assistant Treasurer of Coastal Carolina Bancshares, Inc. and will be the Chief Financial Officer and a Senior Vice President of the proposed Bank. Ms. Schreiber joined the company on March 3, 2008. From September 2006 until February 2008, Ms. Schreiber was a consultant/associate in the Charlotte, NC office of Resources Global Professional, a contract consulting company headquartered in Irvine, CA, and was assigned to various companies to serve as a financial reporting consultant, including to a bank holding company. From July 2007 to December 2007 she also did contract consulting for Robert Half International, a contract consulting firm located in Charlotte, NC, and in that capacity served as Interim Chief Financial Officer for Carolina Premier Bank, a de novo bank in Charlotte, NC. From June 1999 until October 2003, Ms. Schreiber was a Senior Vice President for National City Corporation, a bank holding company, with responsibilities in the area of accounting and financial reporting. Since October 2003 she also has managed three personally owned businesses, St. John Financial (investment manager), Go Beyond Success, Inc. (investment education) and Go Beyond Success LLC (business development training). Ms. Schreiber held various senior finance roles with several other financial institutions from July 1993 until May 1999. Prior to that, she served as an audit manager in the financial services practice of KPMG LLP.

        Larry D. Silver of Boca Raton, FL, non-organizer founder, age 57, has been the owner of Silver Companies, a real estate and investment company, for the last 35 years. Under his leadership, Silver Companies has grown from a local development company to a national organization, with offices in Washington, DC and Boca Raton, specializing in commercial and residential development and organizing real estate investment funds.

        Dennis Lynn Wade of Myrtle Beach, SC, organizer, age 47, will be a director of the proposed Bank. Mr. Wade will chair the Bank's audit/compliance/risk management committee and will serve as a member of its loan policy committee. Mr. Wade has been President and Chief Executive Officer of The Jackson Companies of Myrtle Beach since 2001. He currently serves as Treasurer of the South Carolina Chamber of Commerce Board and is a past Chairman of the Myrtle Beach Area Chamber of Commerce Board. He is also Treasurer of the Coastal Educational Foundation Board and serves on the Board of Visitors of the Wall School of Business, Coastal Carolina University, Conway, SC.

        Douglas P. Wendel of Myrtle Beach, SC, organizer and founder, age 65, is a director of Coastal Carolina Bancshares, Inc. and will be a director and the Chairman of the board of directors of the proposed Bank. Mr. Wendel will chair the Bank's executive committee and will serve on the Bank's audit/compliance/risk management committee, compensation/governance/nominating committee, strategic planning/budget committee, technology committee, public relations/marketing/new business development committee and loan policy committee. Mr. Wendel was President and Chief Executive

Officer of Burroughs & Chapin Company, Inc. of Myrtle Beach from 1993 until his retirement on July 31, 2007. Since his retirement, he has been an employee/consultant to Burroughs & Chapin Company, Inc. He currently serves on the following boards of directors: South Carolina Chamber of Commerce, the Northeastern Strategic Alliance of South Carolina and Business Education Expectations (BE2), the business enrichment arm of Early College High School of Myrtle Beach. He is also a member of the Board of Visitors, Wall School of Business, Coastal Carolina University, Conway, SC and a member of Tourism Alliance of South Carolina, Columbia, SC.

        Debra D. Wilkins of Greenville, SC, organizer, age 54, is a director of Coastal Carolina Bancshares, Inc. Ms. Wilkins will serve as a non-voting company representative on the Bank's strategic planning/budget committee. Mrs. Wilkins has been a judicial assistant with the United States Court of Appeals for the Fourth Circuit for 21 years. She is an organizer of Touchmark Bancshares, Inc. and Touchmark National Bank in Norcross, GA. She is also a board member of the Upstate Affiliate of the Susan G. Komen for the Cure in Greenville, SC.

        Vivian A. Wong of Greenville, SC, organizer, age 68, will be a director of the proposed Bank and a member of its executive committee, audit/compliance/risk management committee and compensation/governance/nominating committee. Ms. Wong has been a real estate investor and developer for over 32 years. Ms. Wong is chairwoman of Pacific Gateway Capital, LLC, a company she formed in 2001 that specializes in new United States/China trade, including development of United States retail franchises in China and attracting Chinese investment to South Carolina. She was co-founder and organizing director of Independence National Bank in Greenville, SC and co-founder and organizing director of Touchmark National Bank, Norcross, GA and currently serves on both of those banks' boards of directors.

        Dennis T. Worley of Tabor City, NC, organizer, age 52, is a director of Coastal Carolina Bancshares, Inc. Mr. Worley will serve as a non-voting company representative on the Bank's audit/compliance/risk management committee. Mr. Worley, an attorney, has practiced law in the McGougan Law Firm of Tabor City since 1981 and has been a partner in that firm since 1983. Mr. Worley served on the Columbus National Bank Advisory Committee, Fair Bluff, NC from 1987 to1991 and the Horry County State Bank Advisory Committee, Tabor City from 1999 to 2007). He is a former director of East Coast Insurance Agency, Tabor City, a co-organizer of Tabor City Investment Club and a member and past President of the North Carolina Electric Membership Cooperative Counsel Association. He has served as General Counsel to Brunswick Electric Membership Corporation and Rural Consumer Services Corporation, both of Shallotte, NC since 1990. He served as a Trustee of the University of North Carolina at Wilmington from 1999 to 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

        We do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers, promoters and control persons are not required to comply with Section 16(a) of the Exchange Act.

Code of Ethics

        The Company's Board of Directors has adopted a Conflict of Interest and Code of Ethics Policy that applies to its directors, officers and employees. A copy of this policy is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        The following table shows the cash compensation we paid to our Chief Executive Officer, Chief Financial Officer, and Vice President (who will be the Bank's Chief Lending Officer) for the year ended December 31, 2008, including total annual compensation. None of our other executives earned annual compensation in excess of $100,000 in 2008. No compensation was paid in 2007.

Name and Principal Position	Year	Salary ($)(1)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(i)	(j)
Michael D. Owens	2008	$168,899	$4,572	$173,471
President, Chief Executive Officer
Holly L. Schreiber	2008	125,000	—	125,000
Chief Financial Officer
Joel P. Foster	2008	150,000	4,104	154,104
Vice President

(1)
Mr. Owens was paid at the annual rate of $130,000 from January 1, 2008 to June 20, 2008, and then from June 20, 2008 to December 31, 2008, he was paid at the annual rate of $180,000.

  Ms. Schreiber began employment with the Company on March 3, 2008, and thus was paid her salary at the annual rate of $150,000 from March 3, 2008 to December 31, 2008.

(2)
Auto compensation and club dues paid during 2008.

Employment Arrangements

        We have an employment agreement with Mr. Owens, our President and Chief Executive Officer. Mr. Owens was paid at the rate of $130,000 a year payable monthly in arrears until the organizers received preliminary conditional approval from the OCC for a national bank charter at which time his compensation was increased to $180,000 a year. Mr. Owens' employment term will expire on the date 36 months after the date the Bank first opens for business and is subject to an automatic one-year extension on the second anniversary of such opening date and each subsequent anniversary of such date provided that our board of directors determines he has met the Company's performance requirements and standards. During his employment term, Mr. Owens is entitled to:

  •
  base salary of $130,000 initially, increasing to $180,000 per year at time of OCC preliminary conditional approval, which may be increased from time to time by the board of directors;

  •
  performance bonuses of 20%, 30% or 50% of his annual salary if certain performance levels to be determined from time to time by the board of directors under a to-be-developed bonus plan are achieved; and

  •
  options to purchase 3.3% of the number of shares of common stock sold in the offering. The award agreement for the stock options will provide that one-fifth of the options will vest on each of the first five anniversaries of the opening date of the Bank. If regulatory approvals are obtained, Mr. Owens may receive a grant of restricted stock in lieu of some or all of these options.

        During his employment term, Mr. Owens also will be eligible to receive additional equity based awards in the discretion of the board of directors. If we terminate Mr. Owens' employment without "cause," or if Mr. Owens terminates his employment for "good reason" (each as defined in his employment agreement), we will continue to pay his then base salary for the remaining term of the agreement or until he receives a comparable salary from other employment. In addition, following a change in control, he will be entitled for a period of 30 days to terminate his employment and receive severance equal to 2.99 times his average W-2 compensation reported over the previous five complete years plus a gross-up amount to cover any excise taxes and interest and penalties thereon arising from the severance payment and any other benefit paid or distributed to him as a result of the change of control.

        We also have entered into an employment agreement with Ms. Schreiber, our Chief Financial Officer. Ms. Schreiber's contract will expire on March 2, 2010, but is subject to automatic annual 12-month extensions unless either the employee or the employer notifies the other that it elects not to extend. During Ms. Schreiber's term of employment she is entitled to:

  •
  base salary of $150,000 per year, which may be increased from time to time by the board of directors; and

  •
  options to purchase 20,000 shares of common stock. The award agreement for the stock options will provide that one-fifth of the options will vest on each of the first five anniversaries of the opening date of the Bank. If regulatory approvals are obtained, Ms. Schreiber may receive a grant of restricted stock in lieu of some or all of these options.

        During the term of her employment, Ms. Schreiber is also eligible to receive additional equity based awards in the discretion of the board of directors. If Ms. Schreiber's employment is terminated without "cause" (as defined in her employment agreement) or Ms. Schreiber terminates her employment for "good reason" (as defined in her employment agreement), her annual salary less any compensation she receives from any new employment shall be paid to her for 12 additional months.

        We also have entered into an employment agreement with Mr. Foster who will be the Bank's Chief Lending Officer. Mr. Foster's contract will expire on December 31, 2009, but is subject to automatic annual 12-month extensions unless either the employee or the employer notifies the other that it elects not to extend. During Mr. Foster's term of employment he is entitled to:

  •
  base salary of $150,000 per year, which may be increased from time to time by the board of directors; and

  •
  options to purchase between 30,000 and 38,700 (depending on the number of shares sold in the offering) shares of common stock. The award agreement for the stock options will provide that one-fifth of the options will vest on each of the first five anniversaries of the opening date of the Bank. If regulatory approvals are obtained, Mr. Foster may receive a grant of restricted stock in lieu of some or all of these options.

        During the term of his employment, Mr. Foster will be eligible to receive additional equity based awards in the discretion of the board of directors. If Mr. Foster's employment is terminated without "cause" (as defined in his employment agreement) or if Mr. Foster terminates his employment for "good reason" (as defined in his employment agreement), his annual salary less any compensation he receives from any new employment shall be paid to him for 12 additional months.

        Pursuant to the terms of their respective employment agreements, each of Mr. Owens, Mr. Foster and Ms. Schreiber has agreed that during the term of his or her employment and for a period of 18 months after the termination of employment for any reason other than (i) termination by the Company without "cause," as such term is defined in the employee's employment agreement, (ii) termination by the employee for "good reason," as such term is defined in the employee's employment agreement; (iii) termination if the Bank does not commence operations or if his or her employment is not approved by the OCC or FDIC; or (iv) termination as a result of the Company not being expected to raise pursuant to this offering the needed equity, as determined by the Company's board of directors, he or she will not directly or indirectly engage in the banking and financial services business or any other business in which the Company or any of its subsidiaries is engaged, including efforts to organize a banking or other financial services business anywhere within Horry, Georgetown, Florence and Williamsburg Counties in South Carolina and Brunswick and Pender Counties in North Carolina. Each has also agreed that during the term of his or her employment and for a period of 18 months thereafter, he or she (i) will (a) not solicit any employees of the Company or any of its subsidiaries to leave the employ of such entity and (b) refrain from recruiting or hiring directly or by assisting others, any individual at the time employed by the Company or any of its subsidiaries and (ii) will not directly or indirectly solicit any business from any customers of the Company or its subsidiaries with whom he or she has had material contact within the last 24 months for the purpose of providing products or services similar to or competitive with those provided by the Company or any of its subsidiaries.

        Also, pursuant to the terms of their respective employment agreements, all unvested options held by each will also vest upon his or her death or disability or if his or her employment is terminated without "cause" or for "good reason." All of the options granted to Ms. Schreiber and Mr. Foster will be qualified stock options. A portion of the options granted to Mr. Owens, that amount which vests in a year in excess of 10,000, will be non-qualified stock options.

        We do not currently expect to enter into employment agreements with any Company or Bank employees other than Mr. Owens, Mr. Foster and Ms. Schreiber; all other employees will be employees-at-will serving at the pleasure of the Company and/or the Bank.

        At the Company's first annual meeting, the shareholders of the Company will be asked to vote upon a stock incentive plan, which will provide for the issuance of the options provided for in the employment agreements described above. The options will be subject to the plan receiving said approval.

Compensation of Directors

        We do not intend to pay Company or Bank directors cash fees until the Bank is profitable.

        In recognition of financial risks undertaken by the organizers and one non-organizer founder and, in the case of organizers who will serve as directors of the Company or the Bank or both, to encourage the continued involvement with the Company and the Bank by such persons, warrants to purchase additional shares of the Company's common stock will be issued to these individuals, subject to receipt of all necessary regulatory approvals, when the Bank is opened. The warrants will have an exercise price equal to $10 per share and be issued as Type I (director) or Type II (organizer/founder) warrants. Type I warrants will be awarded only to individuals who will serve as directors of the Company or the Bank and will vest over three years. Type II warrants will be awarded in recognition of the financial risk undertaken by organizers and one non-organizer founder in providing seed capital, and by the organizers guaranteeing certain liabilities of the Company, to fund organizational expenses and will vest immediately.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth the minimum number and percentage of our outstanding shares of common stock we expect to be beneficially owned by the founders, organizers, directors and executive officers of the company and the Bank after the completion of our initial public offering. All of our founders and organizers, except Mr. Silver, will serve as directors of either the Company or the Bank or both. This table includes shares based on the "beneficial ownership" concepts as defined by the Securities and Exchange Commission. Our founders, organizers, directors and executive officers will be deemed to beneficially own shares held by their spouses, minor children and other relatives residing in their households, or by trusts, partnerships, corporations or deferred compensation plans controlled by such persons. In addition, this table reflects the assumed exercise of the maximum number of warrants that may be granted to each founder and organizer, which may be exercisable upon issuance assuming the minimum or maximum offerings are sold. Depending on the level of pre-opening expenses, some of the organizer and founder warrants may be issued as "director warrants", which will not be exercisable within 60 days. We believe 24,000 will be issued as such director warrants, consisting of 8,000 warrants each to Messrs. Burroughs, Duke, and Wendel.

Name of Beneficial Owner	Number of Shares Anticipated to be Owned Following the Offering if Minimum Offering Sold	Percent if Minimum Offering Sold	Number of Shares Anticipated to be Owned Following the Offering if Maximum Offering Sold	Percent if Maximum Offering Sold
William K. Bogache(1)	35,000	1.7%	41,136	1.4%
J. Egerton Burroughs(1)	60,000	2.8%	66,136	2.2%
Chester A. Duke(1)	42,000	2.0%	48,136	1.6%
Robin W. Edwards(1)	35,000	1.7%	41,136	1.4%
Joel P. Foster	10,000	*	10,000	*
Henrietta U. Golding(1)	35,000	1.7%	41,136	1.4%
Adair M. Graham(1)	35,000	1.7%	41,136	1.4%
Marsha W. Griffin(1)	30,000	1.4%	36,136	1.2%
Gary L. Hadwin(1)	30,000	1.4%	36,136	1.2%
Benjy A. Hardee(1)	73,500	3.5%	79,636	2.6%
Nelson L. Hardwick(1)	30,000	1.4%	36,136	1.2%
Marilyn B. Hatley(1)	30,000	1.4%	36,136	1.2%
W. John Laymon(1)	30,000	1.4%	36,136	1.2%
Andrew H. Lesnik(1)	35,000	1.7%	41,136	1.4%
L. Morgan Martin(1)	33,500	1.6%	39,636	1.3%
John L. Napier(1)	30,000	1.4%	36,136	1.2%
Michael D. Owens(1)	70,489	3.3%	76,625	2.5%
Holly L. Schreiber	5,000	*	5,000	*
Larry D. Silver(1)	30,000	1.4%	36,136	1.2%
Dennis L. Wade(1)	35,000	1.7%	41,136	1.4%
Douglas P. Wendel(1)	50,000	2.4%	56,136	1.9%
Debra D. Wilkins(1)	30,000	1.4%	36,136	1.2%
Vivian A. Wong(1)	30,000	1.4%	36,136	1.2%
Dennis T. Worley(1)	50,000	2.4%	56,136	1.9%
All founders, organizers, directors and executive officers as a group (24 persons)(2)	874,489	37.7%	1,009,481	30.1%

*
less than 1%

(1)
Includes warrants to acquire 10,000 shares of common stock if the minimum offering is sold and 16,136 shares of common stock if the maximum offering is sold. For sales between the minimum and maximum amounts, the organizers and founders will each receive an additional seven warrants for each additional 1,000 shares sold.

(2)
Includes warrants to acquire 220,000 shares of common stock if the minimum offering is sold and 354,992 shares if the maximum offering is sold. For sales between the minimum and maximum amounts, the organizers and founders collectively will receive an additional 150 warrants for each 1,000 shares sold.

Item 13.    Certain Relationships and Related Transaction and Director Independence

        We enter into transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to us. At the time of the Bank's opening, loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

        On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina from a company in which J. Egerton Burroughs serves on the board of directors. The term of the lease is for three years with four one-year renewal options. Rent increases three percent each renewal period. Rental expense for 2008 was $133,263. Rental expense for the period June 20, 2007 (Inception) to December 31, 2008, was $147,263. The lease was amended on February 12, 2008, making rent for the initial lease term $6,694 per month through April 30, 2008, and increasing to $13,388 per month beginning May 1, 2008. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under this lease are as follows: $160,650 in 2009 and $133,875 in 2010.

        The Company has engaged a law firm for legal services associated with assistance with the formation of the Company and the Bank. Henrietta U. Golding is a shareholder with that firm. The Company incurred legal fees of $120,089 for services rendered by the firm for 2008, and incurred legal fees of $172,876 for the period June 20, 2007 (Inception) to December 31, 2008, of which $59,663 were direct offering costs, and thus, were deferred. The Company anticipates paying additional fees to that firm during 2009.

        During the period June 20, 2007 (Inception) to December 31, 2008, the Company paid $24,000 in consulting fees to a company in which J. Egerton Burroughs is the President. Such company has not performed any services for the Company during 2008, and it is not anticipated that it will perform any such services in the future.

        A public relations firm has been retained to provide marketing and public relations services for the Bank. Andrew Lesnik is a principal in the public relations firm. No amounts were paid to that firm during 2007, while $92,897 was paid to that firm during 2008 for marketing and public relations services, of which $45,574 were direct offering costs, and thus, were deferred. The Company anticipates paying additional sums to that firm during 2009.

        The Company has engaged a design firm to provide interior design services, including the costs of decorative furnishings, for the initial Bank office public areas. The president of the design firm is the wife of William K. Bogache. We have paid and capitalized, as premises and equipment and leasehold improvements, $148,548 through 2008. The Company does not currently anticipate paying any significant additional amounts to that firm during 2009.

Director Independence

        Our Board of Directors has determined each of our current directors, except Messr. Owens, is an "independent director" within the meaning of Rule 4200(a)(15) of the Nasdaq listing standards. Mr. Owens currently serves as both the Company's and the proposed Bank's President and Chief Executive Officer. As noted earlier, the Company has not yet established an audit committee and the entire Board of Directors serves in that capacity. Under the Nasdaq independence rules for audit committee members, all directors except Messrs. Bogache, Burroughs, Lesnik, Owens and Ms. Golding are independent.

Director Qualifications

        We believe our directors should have the highest professional and personal ethics and values. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. When considering potential director candidates, the Board also considers the candidate's character, judgment, diversity, age, skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Item 14.    Principal Accountant Fees and Services

        Elliott Davis, LLC was our auditor during the years ended December 31, 2008 and 2007. The following table shows the fees that we paid for services performed in the years ended December 31, 2008 and 2007:

Description	2008	2007
Audit fees	$11,000	$5,500
Audit related fees	—	—
Tax fees	3,250	750
Other fees	8,528	2,520

	$22,778	$8,770

        Audit Fees.    This category includes the fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

        Tax Fees.    This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

        Other Fees.    This category includes various matters, including review of Registration Statement on Form S-1, Consent Letter, Comfort Letter and review of stock options and warrant information.

        Oversight of Accountants; Approval of Accounting Fees.    The Board of Directors is responsible for the retention, compensation, and oversight of the work of the independent auditors. All of the accounting fees reflected in the table above were reviewed and approved by the Chief Executive Officer and Chief Financial Officer, and none of the services were performed by individuals who were not employees of the independent auditor.

 Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
1.    Financial Statements

      The following financial statements are located in Item 8 of this report:

      Report of Independent Registered Public Accounting Firm

      Balance Sheets as of December 31, 2008 and December 31, 2007

      Statement of Operations for the Year Ended December 31, 2008, the Period June 20, 2007 (Inception) to December 31, 2008, and the Period June 20, 2007 (Inception) to December 31, 2007

      Statement of Shareholders' Deficit for the Year Ended December 31, 2008, the Period June 20, 2007 (Inception) to December 31, 2008, and the Period June 20, 2007 (Inception) to December 31, 2007

      Statement of Cash Flows for the Year Ended December 31, 2008, the Period June 20, 2007 (Inception) to December 31, 2008, and the Period June 20, 2007 (Inception) to December 31, 2007

      Notes to the Financial Statements

  2.
  Financial Statement Schedules

      These schedules have been omitted because they are not required or are not applicable or have been included in our financial statements.

  3.
  Exhibits

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

3.1	(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1, File No. 333-152331).
3.1	(b)	Articles of Amendment (incorporated by reference to Exhibit 3.1 (b) of the Registration Statement on Form S-1, File No. 333-152331).
3.1	(c)	Articles of Merger (incorporated by reference to Exhibit 3.1(c) of the Registration Statement on Form S-1, File No. 333-152331).
3.2		Bylaws, as amended.
4.1		See Exhibits 3.1(a) and (b) and 3.2 for provisions of Coastal Carolina Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock
4.2		Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on From S-1, File No. 333-152311).
4.3	*	Form of Organizer/Founder Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1, File No. 333-152331).
4.4	*	Form of Director Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1, File No. 333-152331).

10.1	*	Employment Agreement between Coastal Carolina Bancshares, Inc. and Michael D. Owens, dated May 28, 2008 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-152331).
10.2(a)	*
Employment Agreement between Coastal Carolina Bancshares, Inc. and Joel P. Foster, dated April 9, 2008 (incorporated by reference to Exhibit 10.2(a) of the Registration Statement on Form S-1, File No. 333-152331).
10.2(b)	*
Amendment to Employee Agreement between Coastal Carolina Bancshares, Inc. and Joel P. Foster, dated April 9, 2008 (incorporated by reference to Exhibit 10.2(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.3	*
Employment Agreement between Coastal Carolina Bancshares, Inc. and Holly L. Schreiber, dated April 17, 2008 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, File No. 333-152331).
10.4	(a)
Lease Agreement between Coastal Carolina Bancshares, Inc. (as successor by merger to Coastal Carolina Dream Team, LLC) and Myrtle Beach Farms Company, Inc., dated November 13, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registration Statement on Form S-1, File No. 333-152331).
10.4	(b)	Amendment to Lease Agreement, dated February 12, 2008 (incorporated by reference to Exhibit 10.4(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.4	(c)	Second Amendment to Lease Agreement, dated April 24, 2008 (incorporated by reference to Exhibit 10.4(C) of the Registration Statement on Form S-1, File No. 333-152331).
10.5		Consulting Agreement between Interstate Brokers and organizers dated June 15, 2007 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 333-152331).
10.6	(a)
Escrow Agreement between South Carolina Bank and Trust and Coastal Carolina Bancshares, Inc., dated June 6, 2008 (incorporated by reference to Exhibit 10.6(a) of the Registration Statement on Form S-1, File No. 333-152331).
10.6	(b)	Form of Restated Escrow Agreement (incorporated by reference to Exhibit 10.6(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(a)	Commitment Letter from South Carolina Bank and Trust, dated February 29, 2008 (incorporated by reference to Exhibit 10.7(a) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(b)
Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated April 1, 2008 (incorporated by reference to Exhibit 10.7(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(c)	Note dated April 1, 2008 to South Carolina Bank and Trust (incorporated by reference to Exhibit 10.7(c) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(d)
Modification Agreement, dated April 23, 2008, between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust (incorporated by reference to Exhibit 10.7(d) of the Registration Statement on Form S-1, File No. 333-152331).
10.8		Letter and Proposal regarding fixed asset acquisition from McElveen Designs (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, File No. 333-152331).

10.9		Engagement Letter, dated August 4, 2008, between Coastal Carolina Bancshares, Inc. and Commerce Street Capital, LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, File No. 333-152331).
10.10
Agreement between Fiserv Solutions, Inc. and Coastal Carolina National Bank (in organization) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1, File No. 333-152331).
10.11
Form of Agency Agreement between Commerce Street Capital, LLC and Coastal Carolina Bancshares, Inc. (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1, File No. 333-152331).
10.12	(a)	Commitment Letter from South Carolina Bank and Trust, dated January 13, 2009
10.12	(b)	Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated January 29, 2009
10.12	(c)	Note dated January 29, 2009 to South Carolina Bank and Trust
14.1		Conflict of Interest and Code of Ethics Policy
31.1		Rule 15d-14(a) Certification of the President and Chief Executive Officer
31.2		Rule 15d-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certification of the President and Chief Executive Officer
32.2		Section 1350 Certification of the Chief Financial Officer

*
Denotes compensatory plan or arrangement.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        We are filing this report pursuant to Section 15(d) of the Act. We have not sent an annual report or a proxy statement, form of proxy or other proxy soliciting material to any person with respect to any meeting. If any such report or proxy material is furnished to security holders subsequent to the filing of this annual report on Form 10-K, the registrant shall furnish copies of such materials to the Securities and Exchange Commission when it is sent to security holders.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTAL CAROLINA BANCSHARES, INC. (Registrant)
Dated: March 31, 2009	By:	/s/ MICHAEL D. OWENS Michael D. Owens President and Chief Executive Officer
	By:	/s/ HOLLY L. SCHREIBER Holly L. Schreiber Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this repot has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL D. OWENS Michael D. Owens	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009
/s/ CHESTER A. DUKE Chester A. Duke	Chairman of the Board and Director	March 31, 2009
/s/ J. EGERTON BURROUGHS J. Egerton Burroughs	Vice Chairman of the Board and Director	March 31, 2009
/s/ HOLLY L. SCHREIBER Holly L. Schreiber	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009
/s/ WILLIAM K. BOGACHE, M.D. William K. Bogache, M.D.	Director	March 31, 2009
/s/ ROBIN WILLIAMSON EDWARDS Robin Williamson Edwards	Director	March 31, 2009

Signature	Title	Date

/s/ ADAIR M. GRAHAM, JR. Adair M. Graham, Jr.	Director	March 31, 2009
/s/ GARY HADWIN Gary Hadwin	Director	March 31, 2009
/s/ W. JOHN LAYMON W. John Laymon	Director	March 31, 2009
/s/ LONNIE MORGAN MARTIN Lonnie Morgan Martin	Director	March 31, 2009
/s/ JOHN L. NAPIER John L. Napier	Director	March 31, 2009
/s/ DOUGLAS P. WENDEL Douglas P. Wendel	Director	March 31, 2009
Debra D. Wilkins	Director
/s/ DENNIS T. WORLEY Dennis T. Worley	Director	March 31, 2009

EXHIBIT INDEX

3.1	(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1, File No. 333-152331).
3.1	(b)	Articles of Amendment (incorporated by reference to Exhibit 3.1 (b) of the Registration Statement on Form S-1, File No. 333-152331).
3.1	(c)	Articles of Merger (incorporated by reference to Exhibit 3.1(c) of the Registration Statement on Form S-1, File No. 333-152331).
3.2		Bylaws, as amended.
4.1		See Exhibits 3.1(a) and (b) and 3.2 for provisions of Coastal Carolina Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock
4.2		Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on From S-1, File No. 333-152311).
4.3	*	Form of Organizer/Founder Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1, File No. 333-152331).
4.4	*	Form of Director Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1, File No. 333-152331).
10.1	*
Employment Agreement between Coastal Carolina Bancshares, Inc. and Michael D. Owens, dated May 28, 2008 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-152331).
10.2(a)	*
Employment Agreement between Coastal Carolina Bancshares, Inc. and Joel P. Foster, dated April 9, 2008 (incorporated by reference to Exhibit 10.2(a) of the Registration Statement on Form S-1, File No. 333-152331).
10.2(b)	*
Amendment to Employee Agreement between Coastal Carolina Bancshares, Inc. and Joel P. Foster, dated April 9, 2008 (incorporated by reference to Exhibit 10.2(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.3	*
Employment Agreement between Coastal Carolina Bancshares, Inc. and Holly L. Schreiber, dated April 17, 2008 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, File No. 333-152331).
10.4	(a)
Lease Agreement between Coastal Carolina Bancshares, Inc. (as successor by merger to Coastal Carolina Dream Team, LLC) and Myrtle Beach Farms Company, Inc., dated November 13, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registration Statement on Form S-1, File No. 333-152331).
10.4	(b)	Amendment to Lease Agreement, dated February 12, 2008 (incorporated by reference to Exhibit 10.4(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.4	(c)	Second Amendment to Lease Agreement, dated April 24, 2008 (incorporated by reference to Exhibit 10.4(C) of the Registration Statement on Form S-1, File No. 333-152331).
10.5		Consulting Agreement between Interstate Brokers and organizers dated June 15, 2007 (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1, File No. 333-152331).
10.6	(a)
Escrow Agreement between South Carolina Bank and Trust and Coastal Carolina Bancshares, Inc., dated June 6, 2008 (incorporated by reference to Exhibit 10.6(a) of the Registration Statement on Form S-1, File No. 333-152331).

10.6	(b)	Form of Restated Escrow Agreement (incorporated by reference to Exhibit 10.6(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(a)	Commitment Letter from South Carolina Bank and Trust, dated February 29, 2008 (incorporated by reference to Exhibit 10.7(a) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(b)
Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated April 1, 2008 (incorporated by reference to Exhibit 10.7(b) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(c)	Note dated April 1, 2008 to South Carolina Bank and Trust (incorporated by reference to Exhibit 10.7(c) of the Registration Statement on Form S-1, File No. 333-152331).
10.7	(d)
Modification Agreement, dated April 23, 2008, between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust (incorporated by reference to Exhibit 10.7(d) of the Registration Statement on Form S-1, File No. 333-152331).
10.8		Letter and Proposal regarding fixed asset acquisition from McElveen Designs (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1, File No. 333-152331).
10.9
Engagement Letter, dated August 4, 2008, between Coastal Carolina Bancshares, Inc. and Commerce Street Capital, LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, File No. 333-152331).
10.10
Agreement between Fiserv Solutions, Inc. and Coastal Carolina National Bank (in organization) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1, File No. 333-152331).
10.11
Form of Agency Agreement between Commerce Street Capital, LLC and Coastal Carolina Bancshares, Inc. (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1, File No. 333-152331).
10.12	(a)	Commitment Letter from South Carolina Bank and Trust, dated January 13, 2009
10.12	(b)	Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated January 29, 2009
10.12	(c)	Note dated January 29, 2009 to South Carolina Bank and Trust.
14.1		Conflict of Interest and Code of Ethics Policy
31.1		Rule 15d-14(a) Certification of the President and Chief Executive Officer
31.2		Rule 15d-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certification of the President and Chief Executive Officer
32.2		Section 1350 Certification of the Chief Financial Officer

*
Denotes compensatory plan or arrangement.