Form 10-Q
period 2009-03-31
Coastal Carolina Bancshares, Inc.
filed 2009-05-15
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 15, 2009, no shares of the issuer’s common stock were outstanding.

Part I.  Financial Information

Item 1.  Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash	$—	$—
Restricted cash - stock subscriptions received	14,706,729	2,371,528
Deferred stock issuance costs	482,975	337,476
Premises and equipment, net of accumulated depreciation	420,459	448,458
Prepaid assets	51,469	33,267
Security deposits	16,490	16,240
Other assets	—	2,160
Total assets	$15,678,122	$3,209,129

Liabilities and Shareholders’ Deficit
Liabilities
Stock subscriptions received	$14,669,820	$2,365,000
Lines of credit	2,200,733	1,622,770
Advances from organizers and founders	620,000	620,000
Accrued expenses and other liabilities	126,692	152,448
Total liabilities	17,617,245	4,760,218

Shareholders’ Deficit
Common stock, $.01 par value, 50,000,000 shares authorized, none issued	—	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Accumulated deficit	(1,939,123)	(1,551,089)
Total shareholders’ deficit	(1,939,123)	(1,551,089)
Total liabilities and shareholders’ deficit	$15,678,122	$3,209,129

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		For the Period June 20, 2007 (Inception) through March 31,
	2009	2008	2009
Income
Interest income	$30,381	$624	$37,547
Leasehold improvements allowance	12,500	—	25,000
Total income	42,881	624	62,547

Expense
Payroll, taxes, and employee benefits	264,929	125,817	1,009,268
Office occupancy and equipment	93,246	42,688	374,480
Interest on lines of credit	19,030	—	39,148
Professional fees	10,819	82,840	333,351
Corporate insurance	8,359	3,807	34,522
Marketing and business development	4,181	30,142	66,128
Other	30,351	10,288	144,773
Total expense	430,915	295,582	2,001,670
Net loss	$(388,034)	$(294,958)	$(1,939,123)

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2009 and for the

Period June 20, 2007 (Inception) through December 31, 2008

(Unaudited)

		Deficit
		Accumulated in
		the
	Common	Development
	Stock	Stage	Total

Balance, June 20, 2007 (Inception Date)	$—	$—	$—
Net loss	—	(1,551,089)	(1,551,089)
Balance, December 31, 2008	—	(1,551,089)	(1,551,089)

Net loss	—	(388,034)	(388,034)
Balance, March 31, 2009	$—	$(1,939,123)	$(1,939,123)

See accompanying notes to financial statements.

COASTAL CAROLINA BANCSHARES, INC.

(A Company in the Development Stage)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the Period June 20, 2007 (Inception) through March 31,
	2009	2008	2009
Cash inflows
Advances from organizers and founders, net	$—	$180,000	$620,000
Proceeds from lines of credit	577,963	—	2,200,733
Leasehold improvements allowance	12,500	—	25,000
Interest income	—	624	638
Total cash inflows	590,463	180,624	2,846,371

Cash outflows
Payroll, taxes, and employee benefits	253,795	116,717	998,592
Direct stock issuance costs	157,069	—	475,036
Office occupancy and equipment	63,089	35,040	281,323
Capital expenditures	31,462	50,287	452,097
Professional fees	23,805	53,979	327,835
Interest on lines of credit	17,124	—	32,226
Office supplies and printing	14,215	2,830	31,889
Marketing and business development	7,588	2,918	69,344
Other	22,316	21,317	178,029
Total cash outflows	590,463	283,088	2,846,371
Net decrease in cash	—	(102,464)	—
Cash position, beginning of period	—	291,015	—
Cash position, end of period	$—	$188,551	$—

See accompanying notes to financial statements.

Notes to Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

Organization — Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC’s members (Organizers) filed applications with the Office of the Comptroller of the Currency (the OCC) to obtain a national bank charter for a proposed new bank (the Bank) and with the Federal Deposit Insurance Corporation (the FDIC) to obtain insurance for the Bank’s deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company and the distributional interest of each of the LLC’s members was converted into the conditional right to be reimbursed $20,000, without interest, upon the satisfaction of certain conditions.

The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received those approvals from the OCC and the FDIC, the Company filed an application with the Board of Governors of the Federal Reserve System (the Federal Reserve) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and the Company received that approval on November 21, 2008. In order to capitalize the Bank, the Company is conducting a stock offering to raise a minimum of $21 million (maximum of $30 million) by offering for sale a minimum of 2.1 million shares (maximum 3 million shares) of its common stock. Upon receipt of all final regulatory approvals and provided the necessary capital is raised in the stock offering, the Company will capitalize the Bank and the Bank will engage in general commercial banking.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business. As of March 31, 2009, the planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

In recognition of financial risks undertaken by the Organizers and one non-organizer founder and, in the case of Organizers who will serve as directors of the Company or the Bank or both, to encourage the continued involvement with the Company and the Bank by such persons, warrants to purchase additional shares of the Company’s common stock will be issued to these individuals, subject to receipt of all necessary regulatory approvals, when the Bank is opened. The warrants will have an exercise price equal to $10 per share and be issued as Type I (Director) or Type II (Organizer/Founder) warrants. Type I warrants will be awarded only to individuals who will serve as directors of the Company or the Bank and will vest over three years. Type II warrants will be awarded in recognition of the financial risks undertaken by Organizers and one non-organizer founder and by the Organizers guaranteeing certain liabilities of the Company and will vest immediately.

Basis of Presentation — The accompanying financial statements have been prepared on the accrual basis in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Organizational and Pre-Opening Costs — Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities necessary to commence business as a commercial bank. Organizational costs are primarily legal and consulting fees related to the incorporation and organization of the Company and the Bank. Pre-opening costs are primarily employees’ salaries and benefits, and other operational expenses related to preparation for the Bank’s opening. In accordance with Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, the organizational and pre-opening costs will be expensed against the Company’s and the Bank’s consolidated initial period operating results. At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs, estimated to be in the range of $2.1 million to $2.3 million will be charged against the Company’s and the Bank’s consolidated initial period operating results.

Offering Expenses — Offering expenses, consisting principally of direct incremental costs of the stock offering, will be deducted from the proceeds of the offering. Such offering expenses are classified as deferred stock issuance costs until the close of the stock offering. The Company’s offering expenses are estimated to be $350,000, and will be deducted from the proceeds of the offering. In addition, the Company is using a sales agent to assist with selling the stock and those costs are estimated to be $580,000 if the minimum offering is sold and $940,000 if the maximum offering is sold. The Company has agreed to pay the sales agent consulting fees of $20,000 on a monthly basis during the term of the offering. If the offering is completed, these consulting fees will be offset against the sales commission fees paid at the closing of the offering. At March 31, 2009, Coastal Carolina Bancshares, Inc. had incurred $482,975 of direct offering-related costs, including sales agent consulting fees and related out-of-pocket costs of $202,245.

Income Taxes — The Company is a corporation. Pre-opening expenses incurred will be capitalized and amortized in the income tax returns of the Company and the Bank following the commencement of operations. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities will be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date.

If the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by any such asset is required. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management will consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Note 2 — Commitments and Contingencies

On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina. The term of the lease is for three years with four one-year renewal options. Rent increases three percent each renewal period. Rental expense for the three months ended March 31, 2009 was $40,163. Rental expense for 2008 was $133,263. Rental expense for the period June 20, 2007 (Inception) to March 31, 2009, was $187,426.

The lease was amended on February 12, 2008, making rent for the initial lease term $6,694 per month through April 30, 2008, and increasing to $13,388 per month beginning May 1, 2008. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under the lease are as follows: $120,487 in 2009 and $133,875 in 2010.

Note 3 — Restricted Cash

Restricted cash is represented by stock subscriptions received, plus interest earned.  As of March 31, 2009, the restricted cash balance was $14,706,729, represented by $14,669,820 of stock subscriptions received and $36,909 of interest earned.

Payments on subscriptions received during the offering period are held on deposit with an independent escrow agent.  The Company earns interest on these funds at a variable rate.  Subscriptions cannot be revoked once they are received by the Company. The escrow agent will hold these funds, and no shares will be issued, until:

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

If the Company fails to meet the conditions by the close of the offering period, subscriptions will be refunded in full, without interest, except as prescribed by law in North Carolina.

Note 4 — Advances from Organizers and Founders

There were 21 members of the LLC. The Organizers and founders advanced $620,000 to the LLC to fund pre-opening and organizational expenses. On April 10, 2008, the LLC merged into the Company. As a result of the Merger, the Organizers and founders will be entitled to receive reimbursement of their advances upon the successful completion of the stock offering, unless they have elected to apply their advances to purchase shares of the Company’s common stock.

Note 5 — Shareholders’ Equity

The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share. In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share.

Note 6 — Employment Contracts

The Company has entered into employment contracts with three Executive Officers. The Chief Executive Officer has a contract for three years beginning in May 2008 and the Chief Financial Officer and Chief Lending Officer have one-year contracts, which are renewable annually. All are entitled to certain additional benefits, including stock options, health insurance, and paid vacation.

Note 7 — Related Party Transactions

The Company has entered into a lease agreement, as described in Note 2, to lease a building from a company in which one of the Organizers serves on the board of directors.

The Company has engaged a law firm for legal services associated with assistance with the formation of the Company and the Bank. One of the Organizers is a shareholder with that firm. The Company incurred legal fees of $2,655 for services rendered by the firm for the three months ended March 31, 2009 and incurred legal fees of $42,054 for services rendered by the firm for the three months ended March 31, 2008. The Company incurred legal fees of $175,531 for the period June 20, 2007 (Inception) to March 31, 2009, of which $63,654 were direct offering costs, and thus, were deferred. The Company anticipates paying additional fees to that firm during the remainder of 2009.

During the period June 20, 2007 (Inception) to December 31, 2008, the Company paid $24,000 in consulting fees to a company in which one of the Organizers is the president. Such company has not performed any services for the Company during 2009, and it is not anticipated that it will perform any such services in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of the Organizers. The Company incurred marketing and public relations fees of $8,625 for services rendered by the firm for the three months ended March 31, 2009 and incurred marketing and public relations fees of $49,633 for services rendered by the firm for the three months ended March 31, 2008. No amounts were paid to the firm in 2007. Of the $101,521 in marketing and public relations fees paid to the firm since inception through March 31, 2009, $46,804 were direct offering costs, and thus, were deferred. The Company anticipates paying additional sums to that firm during 2009.

The Company engaged a design firm to provide interior design services, including the costs of decorative furnishings, for the initial Bank office. The president of the design firm is the spouse of one of the Organizers. The Company has paid and capitalized, as premises and equipment and leasehold improvements, $148,548 through December 31, 2008. The Company does not currently anticipate paying any significant additional amounts to that firm during 2009.

Note 8 — Line of Credit

On April 1, 2008, the Company established a $2 million line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the 21 Organizers. The line bears interest at a floating rate of interest equal to Wall Street journal prime less 1.50 percent, but not less than four percent, and matures on April 1, 2009. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of March 31, 2009, the principal balance outstanding under the line of credit was $2 million. Interest expense incurred for the three months ended March 31, 2009 was $18,662, while no interest expense was incurred for the three months ended March 31, 2008. For the period June 20, 2007, date of inception, to March 31, 2009, interest expense totaled $38,780.

On January 29, 2009, the Company established an additional $1 million line of credit with a bank to fund continued operating expenses during the organization of the Company and its proposed banking subsidiary, the Bank. The line is uncollateralized and has a limited guaranty by the 21 Organizers. The line bears a variable rate of interest at the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent, and matures on July 29, 2009. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of March 31, 2009, the principal balance outstanding under the line of credit was $200,733. Interest expense incurred for the three months ended March 31, 2009 was $368.

Note 9 — Subsequent Events

On April 1, 2009, the Company renewed the terms of its $2 million line of credit with a bank to fund continued operating expenses during the organization of the Company and its proposed banking subsidiary, the Bank. The line is uncollateralized and has a limited guaranty by the 21 Organizers. The line bears interest at a floating rate of interest at the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent, and matures July 29, 2009. Interest is due on a monthly basis and the unpaid principal balance is due at maturity.

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

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” about us and our operations, performance, financial conditions and likelihood of success. These statements are based on many presumptions and estimates. Our actual results will depend on a number of factors, including many that are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “hope” and “estimate,” as well as similar expressions, identify forward-looking statements. Because forward-looking statements involve risks and uncertainties that are beyond our control, actual results may differ materially from those expected in the forward-looking statements. The following includes, without limitation, some of the risks that we expect to encounter in starting and operating the new bank:

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on the Company.  During 2008 and the first part of 2009, the capital and credit markets have experienced extended volatility and disruption reaching unprecedented levels.  There can be no assurance these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Company was incorporated on February 28, 2008, to organize and own all of the capital stock of a proposed new national bank to be named Coastal Carolina National Bank (the Bank). On April 10, 2008, the Company merged with our predecessor, Coastal Carolina Dream Team, LLC, a limited liability company formed by our organizers in June 2007 for the purpose of investigating the possibility of establishing a new community bank in Myrtle Beach, South Carolina. On February 22, 2008, our organizers filed applications with the OCC to charter the Bank as a national bank and with the FDIC to receive federal deposit insurance. The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. The Company filed for approval from the Federal Reserve to become a bank holding company and acquire all of the stock of the Bank upon its formation, and received that approval on November 21, 2008. Whether the charter is issued and deposit insurance is granted will depend upon, among other things, compliance with legal requirements imposed by the OCC, the FDIC, and the Federal Reserve, including capitalization of the Bank with at least $17.5 million of capital, net of organizational and pre-opening expenses. We hope to receive all final regulatory approvals and open the Bank during June 2009.

Financial Condition and Results of Operations

At March 31, 2009, we had total assets of $15.7 million, consisting of $14.7 million in restricted cash for stock subscriptions received and escrow interest earned, deferred stock issuance costs of $483,000, premises and equipment, net of accumulated depreciation, of $420,000, and other assets of $68,000. At December 31, 2008, we had total assets of $3.2 million, consisting of $2.4 million in restricted cash for stock subscriptions received and escrow interest earned, deferred stock issuance costs of $337,000, premises and equipment, net of accumulated depreciation, of $448,000, and other assets of $52,000.

At March 31, 2009, we had total liabilities of $17.6 million, consisting of stock subscriptions received of $14.7 million, the outstanding principal balance on line of credit borrowings of $2.2 million, advances from our organizers and founders of $620,000, and accrued expenses and other liabilities of $127,000. At December 31, 2008, we had total liabilities of $4.8 million, consisting of stock subscriptions received of $2.4 million, the outstanding principal balance on a line of credit of $1.6 million, advances from organizers and founders of $620,000, and accrued expenses and other liabilities of $152,000.

During the three months ended March 31, 2009, we had a net loss of $388,000, with income comprised of interest income received on escrow subscriptions of $30,000 and a leasehold improvements allowance from our landlord of $12,500. Expenses incurred consisted of payroll, taxes, and employee benefits of $265,000, office and occupancy expenses of $93,000, interest on lines of credit borrowings of $19,000, professional and marketing fees of $15,000, corporate insurance of $8,000, and other expenses totaling $30,000. During the three months ended March 31, 2008, we had a net loss of $295,000, with income comprised of interest income of $600. Expenses incurred consisted of payroll, taxes, and employee benefits of $126,000, office and occupancy expenses of $43,000, professional fees of $83,000, marketing and business development fees of $30,000, and other expenses of $14,000.

For the period June 20, 2007, date of inception, to March 31, 2009, we had a net loss of $1.9 million, resulting from expenses incurred in connection with activities related to the Company’s organization. Income was comprised of interest income received on escrow subscriptions of $38,000 and a leasehold improvements allowance of $25,000. Expenses incurred consisted of payroll, taxes and employee benefits of $1 million, professional and marketing fees of $399,000, office and occupancy expense of $374,000, interest expense on our line of credit of $39,000, corporate insurance of $35,000 and other expenses totaling $145,000.

Until the Company is able to release escrowed subscription funds, organizational expenses and costs to raise capital are being funded by advances from our organizers and founders and by lines of credit.  The Company has a $2 million line of credit that bears interest at a floating rate equal to Wall Street journal prime less 1.50 percent, but not less than four percent, that matured on April 1, 2009, at which time the Company renewed the line of credit at a new variable rate of interest at the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent. On January 29, 2009, the Company established an additional $1 million line of credit with a bank to fund continued operating expenses during the organization of the Company and its proposed banking subsidiary, the Bank. The line bears a variable rate of interest at the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent. Both lines mature July 29, 2009. Interest on both lines of credit is due on a monthly basis and the unpaid principal balance is due at maturity.  The lines of credit are uncollateralized and have a limited guaranty by the 21 organizers.

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

•                  $325,000 in expenses of the offering, which will be subtracted from the proceeds of the offering.

•                  $50,000 to $100,000 in expenses to organize Coastal Carolina Bancshares, Inc. and $1.8 million to $2 million in expenses to organize and prepare to open Coastal Carolina National Bank, consisting principally of salaries, consulting fees, legal fees, other professional fees and operating costs of the main office. These costs will be expensed against the initial opening period results. Additionally, costs of approximately $550,000 will be incurred for premises and equipment, including leasehold improvements, for the main office. These costs will be capitalized and amortized over the life of the lease for the leasehold improvements and depreciated over the estimated useful lives of the furniture, fixtures and equipment.

Prior to our completion of the offering, these costs will be funded by non-interest-bearing advances from our organizers and one non-organizer founder, draws on our two lines of credit that bear interest at a variable rate of interest equal to the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent, per annum, and are guaranteed by our organizers, and tenant up-fit allowances. We will use the proceeds of the offering to repay the organizer and founder advances (except those applied to the purchase of shares) and the amounts due under our lines of credit. We will use the remaining proceeds to make loans, purchase securities and otherwise conduct the business of the Bank and the Company. Our business plan contemplates a new main office to be built and occupied in the fourth year of operation. Additionally, one branch office is planned. It is anticipated the branch will open in the third year. We anticipate the proceeds of the offering will be sufficient to satisfy the Company’s and the Bank’s financial needs for at least the next three years.

Liquidity, Interest Rate Sensitivity and Capital Resources

As of March 31, 2009, the Company had not commenced banking operations. When we open for business, we expect a significant amount of our income will be from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Bank’s cost of money will be a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets will further influence the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Movements in interest rates will cause our earnings to fluctuate. To lessen the impact of these margin swings, we intend to structure our balance sheet so we are able to reprice the rates applicable to our assets and liabilities in roughly equal amounts at approximately the same time. We will manage the Bank’s asset mix by regularly evaluating the yield, credit quality, funding sources and liquidity of its assets. We intend to manage the Bank’s liability mix by expanding our deposit base and converting assets to cash as necessary. If there is an imbalance in our ability to reprice assets and liabilities at any point in time, our earnings may increase or decrease with changes in the interest rate, creating interest rate sensitivity. Interest rates have historically varied widely, and we cannot control or predict them. Despite the measures we plan to take to lessen the impact of interest rate fluctuations, large moves in interest rates may negatively impact our profitability.

For an opening bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investing activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect a portion of the net proceeds of our public offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity.

We have established revolving lines of credit amounting to $3 million, and received cash advances from our organizers and founders totaling $620,000 and tenant upfit allowances of $25,000 from our landlord. We have used those sources of funds to pay offering, organizational, and pre-opening expenses. We believe that the minimum proceeds of $21 million from the offering will satisfy the cash requirements for at least the first three years for both the Company and the Bank. Specifically, we anticipate the Bank’s assumed minimum initial capitalization of $19.3 million will allow the Bank’s loan portfolio to grow at a reasonable pace and be sufficient to pay operating expenses during the first three years of operations, while maintaining capital levels that comply with banking regulatory guidelines. Following the completion of the offering, we will manage our liquidity by actively monitoring the Bank’s sources and uses of funds to meet cash flow requirements and maximize profits. We do not anticipate we will need to raise additional funds to meet the required operating expenditures for the Company and the Bank over the next 12 months. All anticipated material expenditures for such period, including salaries, furniture, fixtures, and equipment expenses, and leasehold improvements, have been identified and provided for out of the proceeds of the initial offering. We do not anticipate the Bank will pay any dividends to the Company or that the Company will pay any dividends to its shareholders in the foreseeable future.

We expect to complete our organizational activities and commence banking operations during June 2009. Any delay in opening the Bank will increase our organizational and pre-opening expenses and postpone our realization of potential revenue. We anticipate these costs will range from $175,000 to $200,000 each month the opening of the Bank is delayed. Delays may occur as a result of, among other things, our inability to achieve the minimum offering of $21 million. If we experience an extended delay in opening the Bank, we may be required to seek additional borrowings, whether through increasing our existing lines of credit or through an additional line of credit with another lender. There can be no assurance we will be able to obtain such financing on satisfactory terms. In addition, we may need to raise the minimum offering amount to cover expenditures resulting from a delay in opening.

If we are unable to raise the minimum proceeds of $21million from the offering (including approximately $620,000 in cash advances from our organizers and non-organizer founder, which may be converted to subscriptions for common stock in the offering), we will use the cash advanced by our organizers and non-organizer founder to pay expenses, and each organizer will be responsible for any amounts due under our lines of credit up to the amount guaranteed by such organizer.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008.  The FASB has stated it does not expect SFAS 162 will result in a change in current practice.  The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP SFAS 157-3).  This FSP clarifies the application of SFAS No. 157, Fair Value Measurements in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The application of FSP SFAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (FSP EITF 99-20-1) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets, (EITF 99-20) or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (SFAS 115) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Retroactive application is not permitted.  The application of FSP EITF 99-20-1 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Item 4T. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure information required to be disclosed under the Securities Exchange Act of 1934 (the Exchange Act) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report and pursuant to Rule 15d-15 of the Exchange Act, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description
10.6	Restated Escrow Agreement between Coastal Carolina Bancshares, Inc., South Carolina Bank and Trust, and Commerce Street Capital, dated September 10, 2008
10.13(a)	Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust, dated April 1, 2009
10.13(b)	Note, dated April 1, 2009 to South Carolina Bank and Trust.
31.1	Rule 15d-14(a) Certification of the President and Chief Executive Officer
31.2	Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the President and Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	COASTAL CAROLINA BANCSHARES, INC.

	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer (Principal Financial Officer)