Form 10-Q
period 2009-06-30
Coastal Carolina Bancshares, Inc.
filed 2009-08-14
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 333-152331

COASTAL CAROLINA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	33-1206107
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2305 Oak Street

Myrtle Beach , South Carolina 29577

(Address of principal executive offices, including zip code)

(843) 839-1953

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,180,000 shares of common stock, par value $0.01 per share, outstanding as of August 14, 2009.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Cash & due from banks	$322,850	$—
Interest-bearing accounts with other banks	31,722,718	—
Restricted cash - stock subscriptions held in escrow	—	2,371,528
Fed funds sold	2,367,996	—
Federal Reserve Bank stock	598,200	—
Loans, net	139,450	—
Deferred stock issuance costs	—	337,476
Premises and equipment, net	422,655	448,458
Other assets	98,089	51,667
Total assets	$35,671,958	$3,209,129

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing demand	$168,702	$—
Interest bearing demand	853,777	—
Savings and money market	7,209,291	—
Certificates of deposit	8,790,891	—
Total deposits	17,022,661	—
Stock subscriptions received	—	2,365,000
Line of credit	—	1,622,770
Advances from organizers and founders	—	620,000
Accrued expenses and other liabilities	235,657	152,448
Total liabilities	17,258,318	4,760,218

Shareholders’ Equity
Common stock, $.01 par value, 50,000,000 shares authorized, 2,180,000 issued and outstanding at June 30, 2009	21,800	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	21,483,912	—
Retained deficit	(3,092,072)	(1,551,089)
Total shareholders’ equity	18,413,640	(1,551,089)
Total liabilities and shareholders’ equity	$35,671,958	$3,209,129

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2009, and the Period June 20, 2007 (inception)

through June 30, 2009

(Unaudited)

			For the Period
	Three Months	Six Months	June 20, 2007
	Ended	Ended	(Inception) through
	June 30, 2009	June 30, 2009	June 30, 2009
Interest income
Loans
Consumer	$11	$11	$11
Commercial	293	293	293
Mortgage	—	—	—
Construction	—	—	—
Stock subscriptions held in escrow	47,865	78,246	85,412
Fed funds sold and other short-term investments	13,028	13,028	13,028
Federal Reserve stock dividend	2,193	2,193	2,193
Total interest income	63,390	93,771	100,937

Interest expense
Deposits
Interest checking	379	379	379
Savings	5	5	5
Money market	6,808	6,808	6,808
Time deposits < $100,000	3,451	3,451	3,451
Time deposits > $100,000	7,836	7,836	7,836
Lines of credit	23,307	42,337	62,455
Total interest expense	41,786	60,816	80,934
Net interest income before provision for loan losses	21,604	32,955	20,003

Provision for loan losses	1,765	1,765	1,765
Net interest income after provision for loan losses	19,839	31,190	18,238

Noninterest income
Leasehold improvement allowance	—	12,500	25,000
Total noninterest income	—	12,500	25,000

Noninterest expense
Payroll, taxes and employee benefits	539,669	804,598	1,548,937
Office occupancy and equipment	60,075	116,926	340,130
Depreciation and amortization	35,654	72,583	135,199
Professional fees	31,287	42,106	364,638
Corporate insurance	11,357	19,717	45,880
Marketing and business development	36,966	41,147	103,094
Data processing	27,874	32,173	34,167
Other operating expense	46,458	71,975	179,817
Total noninterest expense	789,340	1,201,225	2,751,862

Net loss	$(769,501)	$(1,157,535)	$(2,708,624)
Loss per share
Basic loss per share	$(0.35)	$(0.53)	$(1.24)

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

For the Period June 20, 2007 (inception)

through June 30, 2009

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit (1)	Equity (Deficit)

June 20, 2007	—	$—	$—	$—	$—	$—

Pre-opening net loss for 2007	—	—	—	—	(171,881)	(171,881)

Pre-opening net loss for 2008	—	—	—	—	(1,379,208)	(1,379,208)

December 31, 2008	—	—	—	—	(1,551,089)	(1,551,089)

Pre-opening net loss for 2009	—	—	—	—	(770,450)	(770,450)

Post-opening net loss	—	—	—	—	(387,085)	(387,085)

Issuance of common stock	2,180,000	21,800	21,778,200	—	—	21,800,000

Direct stock issuance costs	—	—	(836,488)	—	—	(836,488)

Organizer/founder warrants	—	—	532,636	—	(383,448)	149,188

Stock-based compensation	—	—	9,564	—	—	9,564

June 30, 2009	2,180,000	$21,800	$21,483,912	$—	$(3,092,072)	$18,413,640

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three and Six Months Ended June 30, 2009, and the Period June 20, 2007 (inception)

through June 30, 2009

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Cash flows from operating activities:
Net loss	$(769,501)	$(1,157,535)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	1,765	1,765
Depreciation and amortization expense	35,654	72,583
Stock-based compensation expense	158,752	158,752
Increase in accrued interest receivable	(1,523)	(1,523)
Increase in accrued interest payable	18,088	18,088
Decrease in deferred stock issuance costs	482,975	337,476
Increase in other assets	(28,607)	(44,899)
Increase in other liabilities	90,877	65,121
Net cash used by operating activities	(11,520)	(550,172)

Cash flows from investing activities:
Net increase in loans receivable	(141,215)	(141,215)
Purchase of Federal Reserve Bank stock	(598,200)	(598,200)
Purchases of premises, furniture, and equipment	(37,850)	(46,780)
Net cash used by investing activities	(777,265)	(786,195)

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	8,231,770	8,231,770
Net increase in certificates of deposit	8,790,891	8,790,891
Net decrease in stock subscriptions held in escrow	(14,669,820)	(2,365,000)
Net decrease in organizer advances	(620,000)	(620,000)
Net decrease in other borrowings	(2,200,733)	(1,622,770)
Proceeds from issuance of common stock, net of offering costs	20,963,512	20,963,512
Net cash provided by financing activities	20,495,620	33,378,403

Net increase in cash and cash equivalents	19,706,835	32,042,036

Cash and cash equivalents, beginning of period	14,706,729	2,371,528

Cash and cash equivalents, end of period	$34,413,564	$34,413,564

Supplemental disclosures of cash flow information
Cash paid for interest on deposits and borrowings	$23,698	$42,728

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Notes to Financial Statements

Note 1 — Organization and Summary of Significant Accounting Policies

Organization — Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC’s members (Organizers) filed applications with the Office of the Comptroller of the Currency (the OCC) to obtain a national bank charter for a proposed new bank (the Bank) and with the Federal Deposit Insurance Corporation (the FDIC) to obtain insurance for the Bank’s deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company.

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

In order to capitalize the Bank, the Company conducted a stock offering and raised $21.8 million selling 2,180,000 shares of its common stock at $10 per share. Of the total shares sold, the organizers, directors and executive officers of the Company purchased 891,525 shares of common stock at $10 per share in the offering. Upon receipt of all final regulatory approvals, the Company capitalized the Bank through the purchase of 1,994,000 shares at $10.00 per share, or $19,940,000, on June 5, 2009, and the Bank began banking operations on June 8, 2009.

Until June 8, 2009, the Company had been a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it had devoted substantially all its efforts to establishing a new business. As of June 8, 2009, the planned principal operations commenced.  Accordingly, as of June 30, 2009, substantially no revenue has been recognized from the planned principal operations.

In recognition of financial risks undertaken by the Organizers and one non-organizer founder and, in the case of Organizers who serve as directors of the Company or the Bank or both, to encourage the continued involvement with the Company and the Bank by such persons, warrants to purchase additional shares of the Company’s common stock were issued to these individuals, effective June 8, 2009. The warrants have an exercise price equal to $10 per share and were issued as Type I (Director) or Type II (Organizer/Founder) warrants. Type I warrants were awarded only to individuals who serve as directors of the Company or the Bank and vest over three years. Type II warrants were awarded in recognition of the financial risks undertaken by Organizers and one non-organizer founder and by the Organizers guaranteeing certain liabilities of the Company and vested immediately.

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

Organizational and Pre-Opening Costs — Activities since inception have principally consisted of organizational activities necessary to obtain regulatory approvals and preparation activities necessary to commence business as a commercial bank. Organizational costs are primarily legal and consulting fees related to the incorporation and organization of the Company and the Bank. Pre-opening costs are primarily employees’ salaries and benefits, and other operational expenses related to preparation for the Bank’s opening. In accordance with Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, the organizational and pre-opening costs of $2,321,539 were expensed against the Company’s consolidated initial period operating results.

Offering Expenses — Offering expenses, consisting principally of direct incremental costs of the stock offering, were deducted from the proceeds of the offering. Such offering expenses were classified as deferred stock issuance costs until the close of the stock offering. The Company’s offering expenses were $836,488, and were deducted from the proceeds of the offering, including sales agent commissions and related out-of-pocket costs of $515,676.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation.  Depreciation and amortization of premises and equipment are computed using the straight-line method over the assets’ estimated useful lives.  Useful lives range from three to ten years for software, furniture and equipment, computer equipment, and automobile, and over the shorter of the estimated useful lives or the term of the lease for leasehold improvements.

Stock-based Compensation- The Company accounts for stock-based compensation to employees as outlined in FASB Statement 123(R), Share-Based Payment.  The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award.

Provision for Loan Losses - The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

Being that the Bank began operations in June 2009 and has limited operating history and relatively few loans as of this reporting date, the Company has not yet formalized the process for determining an adequate allowance for loan losses.  Going forward, the Company expects the allowance for loan losses calculation process will have two components.  The first component represents the allowance for loan losses for impaired loans, computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an amendment of FASB Statement No. 114.  To determine the SFAS 114 Component, collateral dependent impaired loans will be evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it will be evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (SFAS 5 Component), and will represent the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses will be calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.  The recorded allowance for loan losses will be the aggregate of the SFAS 114 Component and SFAS 5 Component.

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

Note 2 — Cash and Cash Equivalents

As of June 30, 2009, cash and due from banks of $322,850 is represented by cash on hand and noninterest-bearing deposits with other banks.  Interest-bearing deposits in other financial institutions were $31.7 million at June 30, 2009.  Additionally, as of June 30, 2009, the Bank had $2.4 million in federal funds sold.  Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

As of December 31, 2008, the restricted cash balance was $2,371,528, represented by $2,365,000 of stock subscriptions received and $6,528 of interest earned.

Payments on subscriptions received during the offering period were held on deposit with an independent escrow agent.  The Company earned interest on these funds at a variable rate.  Subscriptions could not be revoked once they were received by the Company. The escrow agent held these funds, and no shares were issued, until:

•                  subscriptions and payment in full for a minimum of 2,100,000 shares at $10.00 per share were accepted;

•                  final approval was received from the OCC to grant the proposed bank a national bank charter;

•                  final approval was received from the FDIC for deposit insurance; and

•                  final approval was received from the Federal Reserve to acquire the stock of Coastal Carolina National Bank.

If the Company had failed to meet the conditions by the close of the offering period, subscriptions would have been refunded in full, without interest, except as prescribed by law in North Carolina.

All funds were released June 5, 2009, upon the Company meeting its minimal capital raise requirements and receiving the appropriate regulatory approvals.

Note 3 - Securities

At June 30, 2009, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $598,200, and a weighted average yield of 6%.

Note 4 - Loans

Loans consist of the following:

	June 30, 2009	December 31, 2008
Real estate - construction	$—	$—
Real estate - mortgage	23,920	—
Commercial and industrial	115,090	—
Consumer and other	2,575	—
Gross loans	141,585	—
Allowance for loan losses	(1,765)	—
Deferred loan fees and expenses, net	(370)	—
Total loans, net	$139,450	$—

In the ordinary course of business, the Company had no loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding common shares) of the Company at June 30, 2009.

Note 5 — Premises and Equipment

Premises and equipment consist of the following:

	June 30, 2009	December 31, 2008
Furniture, fixtures, and equipment	$350,800	$343,553
Computer software	92,130	65,326
Leasehold improvements	114,923	102,195
Total	557,853	511,074
Accumulated depreciation and amortization	(135,198)	(62,616)
Premises and equipment, net	$422,655	$448,458

Depreciation and amortization expense for the three and six months ended June 30, 2009 was $35,654 and $72,583, respectively. Depreciation and amortization expense for the period June 20, 2007, through June 30, 2009 was $135,199.

On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina. The term of the lease is for three years with four one-year renewal options. Rent increases three percent each renewal period. Rental expense for the three and six months ended June 30, 2009 was $40,163 and $80,325, respectively. Rental expense for the period June 20, 2007 (Inception) to June 30, 2009, was $227,590.

The lease was amended on February 12, 2008, making rent for the initial lease term $6,694 per month through April 30, 2008, and increasing to $13,388 per month beginning May 1, 2008. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under the lease are as follows: $80,325 in 2009 and $133,875 in 2010.

Note 6 - Deposits

Deposits are summarized as follows:

	June 30, 2009	Percentage of Total	December 31, 2008
Noninterest bearing demand	$168,702	1%	$—
Interest bearing demand	853,777	5%	—
Money market accounts	7,181,218	42%	—
Savings	28,073	0%	—
Certificates of deposits, less than $100,000	2,635,969	16%	—
Certificates of deposits, greater than $100,000	6,154,922	36%	—
Total deposits	$17,022,661	100%	$—

Note 7 — Advances from Organizers and Founders

There were 21 members of the LLC. The Organizers and founders advanced $620,000 to the LLC to fund pre-opening and organizational expenses. On April 10, 2008, the LLC merged into the Company. As a result of the Merger, the Organizers and founders were entitled to receive reimbursement of their advances upon the successful completion of the stock offering, unless they elected to apply their advances to purchase shares of the Company’s common stock.  These advances were non-interest bearing.  The majority of the Organizers elected to apply their advances to purchase shares of the Company’s common stock.  The remaining Organizer advances were repaid in June 2009, following the completion of the initial public offering and capitalization of the Bank.

Note 8 — Lines of Credit

On April 1, 2008, the Company established a $2 million line of credit with a bank to fund operating expenses during the development stage.  On January 29, 2009, the Company established an additional $1 million line of credit to fund continued operating expenses during the organization of the Company and its proposed banking subsidiary, the Bank. On April 1, 2009, the Company renewed the terms of its $2 million line of credit.  Both lines were uncollateralized and had a limited guaranty by the 21 Organizers. The lines bore a variable rate of interest at the three-month LIBOR rate plus a margin of 1.65 percent, with a floor of 5.50 percent, and each had a maturity date of July 29, 2009. Interest was due on a monthly basis and the unpaid principal balance was due at maturity.

As of December 31, 2008, the principal balance outstanding under the line of credit was $1.6 million.  Both lines of credit were repaid when subscription funds were released from escrow on June 5, 2009.

Interest expense on the lines of credit incurred for the three and six months ended June 30, 2009, was $23,307 and $42,337, respectively.  For the period June 20, 2007, date of inception, to June 30, 2009, interest expense on both lines of credit totaled $62,455.

Note 9 - Common Stock Offering

The Company closed the initial offering for 2,180,000 shares of its common stock at an offering price of $10 per share, or $21.8 million, on June 2, 2009.  Direct offering costs of $836,488, including sales agent commission and expenses of $515,676, were incurred to raise the Company’s initial capital and have been offset against the initial proceeds of the capital raise to yield a net opening capital of $21.0 million.

The offering was not underwritten.  Subject to compliance with applicable federal and state securities laws, the offering was made on a best efforts basis through the Company’s Organizers, executive officers and directors, who did not receive any commission or other compensation in connection with these activities.

Note 10 — Shareholders’ Equity

The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share.  As of June 30, 2009, 2,180,000 common shares were issued and outstanding.  In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share.  As of June 30, 2009, no preferred shares were issued and outstanding.

Note 11 - Stock-based Compensation

The Company’s 2009 Stock Incentive Plan (the Plan) was approved by the Company’s Board of Directors (the Board) on June 3, 2009. Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and restricted stock. The Board reserved 161,778 shares of common stock for issuance under the stock incentive plan. The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options of 121,940 shares were granted on June 8, 2009, with an exercise price of $10.00 per share, the initial offering price, vest ratably at 20% per year, and expire on June 8, 2019. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. The Company recognized stock-based compensation cost of $9,564 during the second quarter of 2009. No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of SFAS 123R.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant date	June 8, 2009
Total number of options granted	121,940
Expected volatility	7.40%
Expected term	7 years
Expected dividend	0.00%
Risk-free rate	3.60%
Grant date fair value	$2.29

Since the Bank has no historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history.  The expected term represents the estimated average period of time that the options will remain outstanding. Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.

No options were exercised, vested or forfeited during the second quarter of 2009.  As of June 30, 2009, there was $241,754 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.52 years. There is no intrinsic value in these stock options as of June 30, 2009, as the exercise price equals the last traded price of the Company’s common stock.

The following is a summary of the Company’s non-vested options at June 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2009	—	—
Granted	121,940	$2.29
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2009	121,940	$2.29

Note 12 - Warrants

The Company funded organizational, pre-opening expenses and direct offering costs totaling $3.2 million from direct cash advances made by its Organizers of $620,000 and from draws of $2.6 million made under $3.0 million in lines of credit with a bank.  Each Organizer and one non-organizer/founder provided a limited guarantee on amounts drawn under the lines of credit.  Accordingly, in recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 255,992 warrants to its Organizers and one non-organizer/founder. These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised any time prior to June 8, 2019.

Warrants Outstanding and Exercisable

Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer/founder warrants	$10.00	231,992	9.94	$10.00
Director warrants	$10.00	24,000	9.94	$10.00

The Company determined the fair value of the warrants granted following the provisions of SFAS 123R.  The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Organizer/Founder and Director Warrants
Grant date	June 8, 2009
Total number of warrants granted	255,992
Expected volatility	7.4%
Expected term	10 years
Expected dividend	0.00%
Risk-free rate	3.60%
Grant date fair value	$2.29

Since the Bank has no historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history.  The expected term represents the estimated average period of time that the warrants will remain outstanding. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the warrants.

Organizer warrants totaling 231,992 were immediately vested upon issuance. Of the 231,992 organizer/founder warrants, 65,547 were treated as compensatory with the fair market value of $147,814 charged to earnings. The remaining 167,445 organizer/founder warrants were investment warrants with the fair market value of $383,448, and were treated as a component of shareholders’ equity. The 24,000 director warrants vest over three years. The Company recognized expense of $1,374 during the second quarter of 2009 related to these director warrants.

Note 13 — Employment Contracts

The Company has entered into employment contracts with three Executive Officers. The Chief Executive Officer has a contract for three years beginning in May 2008 and the Chief Financial Officer and Chief Lending Officer have one-year contracts, which are renewable annually. All are entitled to certain additional benefits, including stock options, health insurance, and paid vacation.

Note 14 — Related Party Transactions

The Company has entered into a lease agreement, as described in Note 5, to lease a building from a company in which one of the Organizers serves on the board of directors.

The Company has engaged a law firm for legal services associated with assistance with the formation of the Company and the Bank. One of the Organizers is a shareholder with that firm. The Company incurred legal fees of $34,581 and $26,620 for services rendered by the firm for the three and six months ended June 30, 2009. The Company incurred legal fees of $210,112 for the period June 20, 2007 (Inception) to June 30, 2009, of which $87,330 were direct offering costs, and thus, charged directly to capital. The Company anticipates paying additional fees to that firm during the remainder of 2009.

During the period June 20, 2007 (Inception) to December 31, 2008, the Company paid $24,000 in consulting fees to a company in which one of the Organizers is the president. Such company has not performed any services for the Company during 2009, and it is not anticipated that it will perform any such services in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of the Organizers. The Company incurred marketing and public relations fees of $33,320 and $41,945 for services rendered by the firm for the three and six months ended June 30, 2009, respectively. Of the $134,841 in marketing and public relations fees paid to the firm since inception through June 30, 2009, $46,804 were direct offering costs, and thus, charged directly to capital. The Company anticipates paying additional sums to that firm during 2009.

The Company engaged a design firm to provide interior design services, including the costs of decorative furnishings, for the initial Bank office. The president of the design firm is the spouse of one of the Organizers. The Company had paid and capitalized, as premises and equipment and leasehold improvements, $148,548 through December 31, 2008. The Company does not currently anticipate paying any significant additional amounts to that firm during 2009.

Note 15 — Commitments and Contingencies

At June 30, 2009, we had issued commitments to extend credit of $202,524 through various types of lending arrangements.

Note 16 — Fair Value Measurements

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Interest-bearing Deposits with Other Banks — Due to the short-term and liquid nature of these deposits, the carrying amount is a reasonable estimate of fair value.

Restricted Cash — Stock Subscriptions Held in Escrow — The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold — The carrying amount is a reasonable estimate of fair value.

Federal Reserve Bank Stock — The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stock.

Loans Receivable - For certain categories of loans, such as variable rate loans, which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Due to the Bank commencing operations on June 8, 2009, the carrying amount of the loans originated in the first 22 days of operations is deemed a reasonable estimate of fair value at June 30, 2009.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.  Due to the Bank commencing operations on June 8, 2009, the proximity of the issue dates to the reporting date, and the short-term maturities of these certificates, the carrying amount of the certificates of deposit is considered a reasonable estimate of fair value at June 30, 2009.

Lines of Credit — Due to their short-term nature, the fair value of the line of credit at December 31, 2008, approximated its carrying amount.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - The carrying amount for loan commitments and standby letters of credit, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are typically based on current market rates.

The Company has used management’s best estimate of fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$322,850	$322,850	$—	$—
Interest-bearing deposits with other banks	31,722,718	31,722,718	—	—
Restricted cash – stock subscriptions	—	—	2,371,528	2,371,528
Federal Reserve Bank stock	598,200	598,200	—	—
Loans receivable	141,215	141,215	—	—
Accrued interest receivable	1,523	1,523	—	—

Financial Liabilities:
Demand deposits, interest-bearing transaction and savings accounts	8,231,770	8,231,770	—	—
Time deposits	8,790,891	8,790,891	—	—
Line of credit	—	—	1,622,770	1,622,770
Accrued interest payable	18,088	18,088	—	—

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Commitments to extend credit	$202,524	$—	$—	$—
Standby letters of credit	—	—	—	—

Effective upon commencing operations of its banking subsidiary on June 8, 2009, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury Securities.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

The Company had no assets or liabilities at June 30, 2009, carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The Company had no impaired loans at June 30, 2009.

Note 16 — Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2009, through August 14, 2009, the date the Company issued these financial statements, as filed with the Securities and Exchange Commission on Form 10-Q.  During this period, the Company did not have any material recognizable subsequent events that required recognition in the Company’s disclosures to the June 30, 2009 financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the consolidated financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated or actual margins;

•                  changes in political conditions or the legislative or regulatory environment;

•                  general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in technology;

•                  the level of allowance for loan loss and the lack of seasoning of our loan portfolio;

•                  the rate of delinquencies and amounts of charge-offs;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and continuing through the second quarter of 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following discussion describes our results of operations for the three and six months ended June 30, 2009 and also analyzes our financial condition as of June 30, 2009. Coastal Carolina National Bank, our banking subsidiary, opened for business on June 8, 2009, and the company’s inception was February 28, 2008. Our first filing with the SEC was for the quarter ended September 30, 2008. Therefore, there are no Company financials for the quarter ended June 30, 2008, and no comparison for the quarter and six month periods ended June 30, 2008 is provided.

Until June 8, 2009, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency (OCC) for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation (FDIC) for our application for insurance of the deposits of the bank. We received conditional approval from the FDIC on October 1, 2008, approval from the Federal Reserve on November 21, 2008, and preliminary conditional approval from the Office of the Comptroller of the Currency on June 20, 2008 and commenced business on June 8, 2009. We completed our stock offering in June 2009, upon the issuance of 2,180,000 shares for gross proceeds of $21,800,000, pursuant to a closing in June 2009.  Offering expenses of $836,488, including $515,676 of sales agent commissions and related expenses, were netted against the gross proceeds. We capitalized the bank with $19,940,000 of the proceeds from the stock offering.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our earnings. In the following section we have included a detailed discussion of this process.

Effect of Economic Trends

The first six months of 2009 continue to reflect the tumultuous economic conditions which have negatively impacted liquidity and credit quality. Concerns regarding increased credit losses from the weakening economy have negatively affected capital and earnings of most financial institutions. Financial institutions have experienced significant declines in the value of collateral for real estate loans, heightened credit losses, which have resulted in record levels of non-performing assets, charge-offs and foreclosures. In addition, certain financial institutions failed or merged with other institutions during 2008 and during the first six months of 2009, and two of the government sponsored housing enterprises were placed into conservatorship with the U.S. government.

Liquidity in the debt markets remains low in spite of efforts by the U.S. Department of the Treasury (Treasury) and the Federal Reserve Bank (Federal Reserve) to inject capital into financial institutions. The federal funds rate set by the Federal Reserve has remained at 0.25% since December 2008, following a decline from 4.25% to 0.25% during 2008 through a series of seven rate reductions.

Treasury, the FDIC and other governmental agencies continue to enact rules and regulations to implement the Emergency Economic Stabilization Act (EESA), the Troubled Asset Relief Program (TARP), the Financial Stability Plan, the American Recovery and Reinvestment Act (ARRA) and related economic recovery programs, many of which contain limitations on the ability of financial institutions to take certain actions or to engage in certain activities if the financial institution is a participant in the TARP Capital Purchase Program or related programs. Future regulations, or enforcement of the terms of programs already in place, may require financial institutions to raise additional capital and result in the conversion of preferred equity issued under TARP or other programs to common equity. There can be no assurance as to the actual impact of the EESA, the FDIC programs or any other governmental program on the financial markets.

The weak economic conditions are expected to continue through 2009. Financial institutions likely will continue to experience heightened credit losses and higher levels of non-performing assets, charge-offs and foreclosures. In light of these conditions, financial institutions also face heightened levels of scrutiny from federal and state regulators. These factors negatively influenced, and likely will continue to negatively influence, earning asset yields at a time when the market for deposits is intensely competitive. As a result, financial institutions experienced, and are expected to continue to experience, pressure on credit costs, loan yields, deposit and other borrowing costs, liquidity, and capital.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.

Certain accounting policies involve significant judgments and assumptions by us that may have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe are reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of probable inherent losses.  Under different conditions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The EESA, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of the CPP which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury Department on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (TAGP), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (ARRA) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The ARRA specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The ARRA also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program.

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

(a)          The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

(b)         The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, Legacy Securities). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

Results of Operations

We incurred a net loss of $769,501 and $1,157,535 for the three and six months ended June 30, 2009. Included in the net loss for the six months ended June 30, 2009 was $770,450 of net expenses related to pre-opening and organizational activities incurred prior to the Bank’s June 8, 2009 opening. For the six months ended June 30, 2009, we recognized $93,771 in interest income, of which $78,246 was from stock subscriptions held in escrow and $15,221 was from Federal funds sold, other short-term investments and Federal Reserve stock. For the quarter ended June 30, 2009, we realized $63,390 in interest income, of which $47,865 was from stock subscriptions held in escrow and $15,221 was from investment activities. The provision for loan loss was $1,765 for the quarter ended June 30, 2009. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. The Bank incurred interest expense of $18,479 in the second quarter of 2009 related to deposit accounts. Interest expense of $23,307 was incurred on the organizing line of credit which was repaid with the proceeds from the stock offering.  Total interest expense for the six months ended June 30, 2009 was $60,816, of which $18,479 was related to deposit accounts and $42,337 to the lines of credit.

We incurred noninterest expense of $1,201,225 during the six months ended June 30, 2009. Included in this expense is $804,598 in salaries, payroll taxes, and employee benefits, $189,509 of office occupancy and equipment and depreciation and amortization, $42,106 of professional fees, $41,147 of marketing and business development, $32,173 of data processing, $19,717 of corporate insurance, and $71,975 in other expense.  Included in salaries and employee benefits expense for the second quarter of 2009 was $147,814 of expense related to the issuance of compensatory warrants to organizers and directors of the Company.  The charge directly to retained earnings for investment warrants was $383,448 for the second quarter of 2009.  The Company issued a total of 231,992 warrants to organizers, which vested immediately upon issue, and 24,000 warrants to certain directors of the Company, which vest over a three-year period. For the three months ended June 30, 2009, we incurred noninterest expense of $789,340.  Included in this expense is $539,669 in salaries, payroll taxes, and employee benefits, $95,729 of office occupancy and equipment and depreciation and amortization, $31,287 of professional fees, $36,966 of marketing and business development, $27,874 of data processing, $11,357 of corporate insurance, and $46,458 in other expense.

Assets and Liabilities

General

At June 30, 2009, we had total assets of $35.7 million, consisting principally of $31.7 million in interest-bearing deposits with other financial institutions, $2.4 million in Federal funds sold, $598,200 in Federal Reserve Bank stock, and $422,655 in premises and equipment.  Liabilities at June 30, 2009 totaled $17.3 million, consisting principally of $17.0 million in deposits and $235,657 in other liabilities. At June 30, 2009, shareholders’ equity was $18.4 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At June 30, 2009, our loan portfolio consisted real estate mortgage loans of $23,920, commercial and industrial loans of $115,090, and consumer loans of $2,575.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,765 as of June 30, 2009. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

Due to our limited operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

Deposits

Our primary source of funds for loans and investments is the net proceeds received in the initial public offering of our common stock and the funds obtained through our customer deposits. At June 30, 2009, we had $17.0 million in deposits, which consisted primarily of $1.0 million in demand deposit accounts, $8.8 million in certificates of deposit, and $7.2 million of money market accounts.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2009, our primary sources of liquidity included interest-bearing deposits with financial institutions of $31.7 million and federal funds sold totaling $2.4 million. We also have lines of credit available with correspondent banks totaling $5.0 million. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2009, we had issued commitments to extend credit of $202,524 through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from a deficit of $1.6 million at December 31, 2008 to $18.4 million at June 30, 2009. The increase is due to completion of our initial public offering which raised $21.0 million, net of offering expenses of $836,488. This increase was offset by the net loss for the six-month period of $1.2 million.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Since our stock is not registered under Section 12 of the Securities Exchange Act of 1934, we believe the Company qualifies as a small bank holding company and is exempt from the capital requirements. Nevertheless, our Bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during our Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at June 30, 2009.

Tier 1 leverage capital	59.17%
Tier 1 risk-based capital	238.89%
Total risk-based capital	238.91%

We believe our capital is sufficient to fund the activities of the Bank in its initial stages of operation and the rate of asset growth will not negatively impact the capital base.  As of June 30, 2009, there were no significant firm commitments outstanding for capital expenditures.

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification ™ (Codification) as the source of authoritative generally accepted accounting principles (GAAP) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 during the period ended June 30, 2009, which did not impact is financial statements or disclosures.  The Company evaluated all events or transactions that occurred after June 30, 2009, through August 14, 2009, the date the Company issued these financial statements, as filed with the Securities and Exchange Commission on Form 10-Q.  During this period, the Company did not have any material recognizable subsequent events that required recognition in the Company’s disclosures to the June 30, 2009 financial statements.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II — Other Information

Item 1. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1 (File No. 333-152331), which registered the issuance of the shares of common stock to be sold in our initial public offering, was declared effective September 8, 2008. The offering commenced on September 8, 2008 and terminated on June 2, 2009. We sold 2,180,000 shares of common stock at an offering price of $10.00 per share for aggregate proceeds of $21,800,000 and net proceeds of $20,963,511.

We incurred $836,488 in expenses in connection with the issuance and distribution of the common stock in the offering, including $515,676 in sales agent commissions and related costs. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the Company, except as disclosed in Note 14 to the consolidated financial statements.

We used $19,940,000 of the proceeds to capitalize the Bank and $118,369 to pay the organizational expenses of the holding company. The remaining proceeds of approximately $900,000 were placed in the holding company’s bank account. The Bank then paid the organizational and preopening expenses of the Bank, leaving the Bank with a net initial capitalization of $17,736,830.

There were no sales of unregistered securities during the three or six months ended June 30, 2009.

Item 3.  Default Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

31.1         Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2         Rule 15d-14(a) Certification of the Principal Financial Officer.

32            Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: August 14, 2009	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.