Form 10-Q
period 2009-09-30
Coastal Carolina Bancshares, Inc.
filed 2009-11-17
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,180,000 shares of common stock, par value $0.01 per share, were outstanding as of November 16, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$1,534,807	$—
Federal funds sold	394,178	—
Interest-bearing bank deposits	30,085,008	—
Restricted cash - stock subscriptions held in escrow	—	2,371,528
Securities available for sale, at fair value	10,569,320	—
Federal Reserve Bank stock	525,250	—
Portfolio loans, net	4,555,236	—
Deferred stock issuance costs	—	337,476
Premises and equipment, net	460,520	448,458
Other assets	250,669	51,667
Total assets	$48,374,988	$3,209,129

Liabilities and Shareholders’ Equity (Deficit)
Liabilities
Deposits
Non-interest bearing demand	$801,430	$—
Interest checking	1,451,467	—
Money market	14,010,439	—
Savings	45,776	—
Certificates of deposit	14,152,883	—
Total deposits	30,461,995	—
Stock subscriptions received	—	2,365,000
Line of credit	—	1,622,770
Advances from organizers and founders	—	620,000
Accrued expenses and other liabilities	291,406	152,448
Total liabilities	30,753,401	4,760,218

Shareholders’ Equity (Deficit)
Common stock, $.01 par value, 50,000,000 shares authorized, 2,180,000 issued and outstanding at September 30, 2009	21,800	—
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	21,520,893	—
Retained deficit	(3,945,984)	(1,551,089)
Accumulated other comprehensive income	24,878	—
Total shareholders’ equity (deficit)	17,621,587	(1,551,089)
Total liabilities and shareholders’ equity	$48,374,988	$3,209,129

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three	Nine	June 20, 2007
	Months	Months	(Inception)
	Ended	Ended	through
	September 30, 2009
Interest income
Loans:
Consumer	$888	$899	$899
Commercial	27,577	27,870	27,870
Mortgage	2,149	2,149	2,149
Construction	16,116	16,116	16,116
Stock subscriptions held in escrow	—	78,246	85,412
Federal funds sold and interest-bearing bank deposits	73,763	86,791	86,791
Securities	34,958	34,958	34,958
Federal Reserve Bank stock dividend	8,730	10,923	10,923
Total interest income	164,181	257,952	265,118

Interest expense
Deposits:
Interest checking	2,264	2,643	2,643
Money market	64,746	71,554	71,554
Savings	90	95	95
Certificates of deposits < $100,000	25,367	28,818	28,818
Certificates deposits ≥ $100,000	55,035	62,871	62,871
Lines of credit	—	42,337	62,455
Total interest expense	147,502	208,318	228,436
Net interest income before provision for loan losses	16,679	49,634	36,682

Provision for loan losses	60,511	62,276	62,276
Net interest expense after provision for loan losses	(43,832)	(12,642)	(25,594)

Noninterest income
Deposits service charges	429	429	429
Leasehold improvement allowance	—	12,500	25,000
Other	996	996	996
Total noninterest income	1,425	13,925	26,425

Noninterest expense
Salaries and employee benefits	490,535	1,295,133	2,039,472
Office occupancy and equipment	66,769	183,695	406,899
Depreciation and amortization	35,315	107,898	170,514
Data processing	55,627	87,800	89,794
Professional services	75,867	117,973	440,505
Marketing and business development	41,415	82,562	144,509
Corporate insurance	8,257	27,974	54,137
Other	37,719	109,694	217,536
Total noninterest expense	811,504	2,012,729	3,563,366

Net loss	$(853,911)	$(2,011,446)	$(3,562,535)

Net loss per share
Basic loss per share	$(0.39)	$(0.92)	$(1.63)

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

June 20, 2007	—	$—	$—	$—	$—	$—

Pre-opening net loss for 2007	—	—	—	(171,881)	—	(171,881)

Pre-opening net loss for 2008	—	—	—	(1,379,208)	—	(1,379,208)
December 31, 2008	—	—	—	(1,551,089)	—	(1,551,089)

Pre-opening net loss for 2009	—	—	—	(770,450)	—	(770,450)

Post-opening net loss	—	—	—	(1,240,997)	—	(1,240,997)

Net unrealized gains on securities available for sale	—	—	—	—	24,878	24,878
Total comprehensive loss						(1,986,569)

Issuance of common stock	2,180,000	21,800	21,778,200	—	—	21,800,000

Direct stock issuance costs	—	—	(836,488)	—	—	(836,488)

Organizer/founder warrants	—	—	536,758	(383,448)	—	153,310

Stock-based compensation	—	—	42,423	—	—	42,423

September 30, 2009	2,180,000	$21,800	$21,520,893	$(3,945,984)	$24,878	$17,621,587

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Three	Nine
	Months Ended
	September 30, 2009
Operating activities
Net loss	$(853,911)	$(2,011,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	60,511	62,276
Premium amortization on securities	6,033	6,033
Depreciation and amortization expense	35,315	107,898
Stock-based compensation expense	36,981	195,733
Increase in accrued interest receivable	(91,517)	(93,040)
Increase in accrued interest payable	14,938	33,026
Decrease in deferred stock issuance costs	—	337,476
Increase in other assets	(61,063)	(105,962)
Increase in other liabilities	40,810	105,931
Net cash used in operating activities	(811,903)	(1,362,075)

Investing activities
Net change in loans	(4,476,297)	(4,617,512)
Redemption (purchase) of Federal Reserve Bank stock	72,950	(525,250)
Purchases of securities available for sale	(10,599,071)	(10,599,071)
Proceeds from paydowns of securities available for sale	48,596	48,596
Net purchases of premises and equipment	(73,180)	(119,960)
Net cash used in investing activities	(15,027,002)	(15,813,197)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	8,077,342	16,309,112
Net increase in certificates of deposit	5,361,992	14,152,883
Net decrease in stock subscriptions held in escrow	—	(2,365,000)
Net decrease in organizer advances	—	(620,000)
Net decrease in other borrowings	—	(1,622,770)
Proceeds from issuance of common stock, net of offering costs	—	20,963,512
Net cash provided by financing activities	13,439,334	46,817,737

Net increase (decrease) in cash and cash equivalents	(2,399,571)	29,642,465

Cash and cash equivalents, beginning of period	34,413,564	2,371,528
Cash and cash equivalents, end of period	$32,013,993	$32,013,993

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$132,564	$175,292
Non-cash items:
Unrealized gains on securities available for sale	24,878	—

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2009

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

Until June 8, 2009, the Company had been a development stage enterprise, as it had devoted substantially all its efforts to establishing a new business. As of June 8, 2009, the planned principal operations commenced.

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

Stock-based Compensation — The Company accounts for stock-based compensation to employees as outlined in FASB Statement 123(R), Share-Based Payment (FASB ASC 718).  The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used to estimate the fair value of restricted stock.  Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and the restriction period for restricted stock awards.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Provision for Loan Losses — The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

Being the Bank began operations in June 2009 and has limited operating history and relatively few loans as of this reporting date, the Company has not yet formalized the process for determining an adequate allowance for loan losses.  Going forward, the Company expects the allowance for loan losses calculation process will have two components.  The first component represents the allowance for loan losses for impaired loans, computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (SBASC 310-10-35) (SFAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, an amendment of FASB Statement No. 114 (FASB ASC 310-40-35).  To determine the SFAS 114 Component, collateral dependent impaired loans will be evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it will be evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (SBASC 450-20) (SFAS 5 Component), and will represent the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses will be calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.  The recorded allowance for loan losses will be the aggregate of the SFAS 114 Component and SFAS 5 Component.

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

Note 2 — Cash and Cash Equivalents

As of September 30, 2009, cash and due from banks of $1,534,807 is represented by cash on hand and noninterest-bearing deposits with other banks.  Interest-bearing deposits in other banks were $30.1 million at September 30, 2009.  Additionally, as of September 30, 2009, the Bank had $394,178 in federal funds sold.  Interest-bearing bank deposits and federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

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

Note 3 - Securities

At September 30, 2009, the Bank’s securities consisted of U.S. government agency obligations and mortgage-backed securities, summarized as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency obligations	$2,077,783	$—	$(12,783)	$2,065,000
Mortgage-backed securities	8,466,659	41,285	(3,624)	8,504,320
Total securities	$10,544,442	$41,285	$(16,407)	$10,569,320

The contractual maturity distribution and yields of the Bank’s securities portfolio at September 30, 2009 are summarized below. Actual maturities may differ from contractual maturities shown below since borrower may have the right to pre-pay these obligations without pre-payment penalties.

	Due in 1 Year		Due after 1		Due after 5
	or Less		through 5 Years		through 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of securities available for sale
U.S. government agency obligations	$—	—	$1,025,625	2.05%	$1,039,375	2.16%	$2,065,000	2.11%
Mortgage-backed securities	—	—	5,443,636	3.58	3,060,684	3.70	8,504,320	3.62
Total	$—		$6,469,261	3.34%	$4,100,059	3.31%	$10,569,320	3.32%
Amortized cost of securities available for sale	$—		$6,452,482		$4,091,960		$10,544,442

At September 30, 2009 the Bank also owned Federal Reserve Bank stock with a cost of $525,250 and a weighted-average yield of 6%.

Note 4 - Loans

Loans consist of the following:

	September 30, 2009	December 31, 2008
Construction and land development	$2,313,786	$—
Real estate - mortgage	331,401	—
Real estate – other	1,222,702
Commercial and industrial	690,240	—
Consumer and other	87,576	—
Gross loans	4,645,705	—
Allowance for loan losses	(62,276)	—
Deferred loan fees, net	(28,193)	—
Total loans, net	$4,555,236	$—

In the ordinary course of business, the Company had outstanding loans of $181,100 from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding common shares) of the Company at September 30, 2009.

Note 5 — Premises and Equipment

Premises and equipment consist of the following:

	September 30, 2009	December 31, 2008
Furniture, fixtures, and equipment	$358,808	$343,553
Computer software	163,487	65,326
Leasehold improvements	114,923	102,195
Total premises and equipment	637,218	511,074
Less accumulated depreciation and amortization	176,698	62,616
Premises and equipment, net	$460,520	$448,458

Depreciation and amortization expense for the three and nine months ended September 30, 2009 was $35,315 and $107,898, respectively.  Depreciation and amortization expense for the period June 20, 2007, through September 30, 2009 was $170,514.

On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina. The term of the lease is for three years with four one-year renewal options. Rent increases three percent each renewal period. Rental expense for the three and nine months ended September 30, 2009 was $40,163 and $120,488, respectively. Rental expense for the period June 20, 2007 (Inception) to September 30, 2009, was $267,753.

The lease was amended on February 12, 2008, making rent for the initial lease term $6,694 per month through April 30, 2008, and increasing to $13,388 per month beginning May 1, 2008. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under the lease are as follows: $40,163 in 2009 and $133,875 in 2010.

Note 6 - Deposits

Deposits are summarized as follows:

	September 30, 2009	Percentage of Total	December 31, 2008
Noninterest bearing demand	$801,430	2%	$—
Interest-bearing demand	1,451,467	5	—
Money market accounts	14,010,439	46	—
Savings	45,776	—	—
Certificates of deposits < $100,000	4,513,170	15	—
Certificates deposits ≥ $100,000	9,639,713	32	—
Total deposits	$30,461,995	100%	$—

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

No interest expense on the lines of credit was incurred during the three months ended September 30, 2009. Interest expense on the lines of credit incurred for the nine months ended September 30, 2009, was $42,337.  For the period June 20, 2007, date of inception, to September 30, 2009, interest expense on both lines of credit totaled $62,455.

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

Note 10 — Shareholders’ Equity

The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share.  As of September 30, 2009, 2,180,000 common shares were issued and outstanding.  In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share.  As of September 30, 2009, no preferred shares were issued and outstanding.

Note 11 - Stock-based Compensation

The Company’s 2009 Stock Incentive Plan (the Plan) was approved by the Company’s Board of Directors (the Board) on June 3, 2009.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and restricted stock. The Board reserved 161,778 shares of common stock for issuance under the stock incentive plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options of 121,940 shares were granted on June 8, 2009, with an exercise price of $10.00 per share, the initial offering price, vest ratably at 20% per year, and expire on June 8, 2019. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost related to stock options of $28,692 and $38,256 for the three and nine months ended September 30, 2009, respectively. No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

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

No options were exercised, vested or forfeited during the three or nine months ended September 30, 2009.  As of September 30, 2009, there was $213,062 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.45 years. There is no intrinsic value in these stock options as of September 30, 2009, as the exercise price equals the last traded price of the Company’s common stock.

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

	Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer/founder warrants	$10.00	231,992	9.7	$10.00
Director warrants	$10.00	24,000	9.7	$10.00

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

Organizer warrants totaling 231,992 were immediately vested upon issuance. Of the 231,992 organizer/founder warrants, 65,547 were treated as compensatory with the fair market value of $147,814 charged to earnings. The remaining 167,445 organizer/founder warrants were investment warrants with the fair market value of $383,448, and were treated as a component of shareholders’ equity. The 24,000 director warrants vest over three years. The Company recognized expense of $4,122 and $5,496 during the three and nine months ended September 30, 2009, respectively, related to these director warrants.

Note 13 — Employment Contracts

The Company has entered into employment contracts with its Executive Officers. The Chief Executive Officer has a contract for three years beginning in May 2008 and the Chief Financial Officer has a one-year contract, which is renewable annually. Both are entitled to certain additional benefits, including stock options, health insurance, and paid vacation.

Note 14 — Related Party Transactions

The Company has entered into a lease agreement, as described in Note 5, to lease a building from a company in which one of the Organizers serves on the board of directors.

The Company has engaged a law firm for legal services associated with assistance with the formation of the Company and the Bank. One of the Organizers is a shareholder with that firm. The Company incurred legal fees of $5,870 and $43,106 for services rendered by the firm for the three and nine months ended September 30, 2009. The Company incurred legal fees of $215,982 for the period June 20, 2007 (Inception) to September 30, 2009, of which $87,330 were direct offering costs, and thus, charged directly to capital. The Company anticipates paying additional fees to that firm during the remainder of 2009.

During the period June 20, 2007 (Inception) to December 31, 2008, the Company paid $24,000 in consulting fees to a company in which one of the Organizers is the president. Such company has not performed any services for the Company during 2009, and it is not anticipated that it will perform any such services in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of the Organizers. The Company incurred marketing and public relations fees of $30,223 and $72,167 for services rendered by the firm for the three and nine months ended September 30, 2009, respectively. Of the $165,064 in marketing and public relations fees paid to the firm since inception through September 30, 2009, $46,804 were direct offering costs, and thus, charged directly to capital. The Company anticipates paying additional sums to that firm during 2009.

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

Note 15 — Commitments and Contingencies

At September 30, 2009, we had issued commitments to extend credit of $1,079,446 through various types of lending arrangements.

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

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.  Due to the short-term maturities of these certificates, the carrying amount of the certificates of deposit is considered a reasonable estimate of fair value at September 30, 2009.

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

The estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and due from banks	$1,534,807	$1,534,807	$—	$—
Federal funds sold	394,178	394,178
Interest-bearing deposits with other banks	30,085,008	30,085,008	—	—
Restricted cash – stock subscriptions	—	—	2,371,528	2,371,528
Federal Reserve Bank stock	525,250	525,250	—	—
Loans receivable	4,555,236	4,555,236	—	—

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	16,309,112	16,309,112	—	—
Certificates of deposits	14,152,883	14,152,883	—	—
Line of credit	—	—	1,622,770	1,622,770

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Commitments to extend credit	$1,079,446	$—	$—	$—
Standby letters of credit	—	—	—	—

Effective upon commencing operations of its banking subsidiary on June 8, 2009, the Company adopted SFAS 157, Fair Value Measurements (FASB ASC 820-10-50) (SFAS 157), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows:

	Quoted	Significant
	Market Price	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$—	$10,569,320	$—
Total	$—	$10,569,320	$—

The Company has no liabilities carried at fair value or measured at fair value on a recurring or nonrecurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The Company had no impaired loans at September 30, 2009.

Note 16 – Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009, through November 16, 2009, the date the Company issued these financial statements, as filed with the Securities and Exchange Commission on Form 10-Q.  During this period, the Company did not have any material recognizable or nonrecognizable subsequent events that required recognition in the Company’s disclosures to the September 30, 2009 financial statements.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and continuing through the third quarter of 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following discussion describes our results of operations for the three and nine months ended September 30, 2009 and also analyzes our financial condition as of September 30, 2009. Coastal Carolina National Bank, our banking subsidiary, opened for business on June 8, 2009, and the Company’s inception was February 28, 2008. Because our bank opened on June 8, 2009, a comparison for the quarter and nine month periods ended September 30, 2009, to the quarter and nine month periods ended September 30, 2008 would not be meaningful.

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (TAGP), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts through June 30, 2010.  Institutions participating in the TLGP pay an assessment on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must have been issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP was extended to allow participating entities to issue guaranteed debt through October 31, 2009 with a maturity date of December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

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

Results of Operations

We incurred a net loss of $853,911 and $2,011,446 for the three and nine months ended September 30, 2009, respectively. Included in the net loss for the nine months ended September 30, 2009 was $770,450 of net expenses related to pre-opening and organizational activities incurred prior to the Bank’s June 8, 2009 opening. For the nine months ended September 30, 2009, we recognized $257,952 in interest income, of which $78,246 was from stock subscriptions held in escrow and $132,672 was from Federal funds sold, other short-term investments and Federal Reserve stock. For the quarter ended September 30, 2009, we realized $164,181 in interest income, of which $117,451 was from investment activities. The provision for loan loss was $60,511 for the quarter ended September 30, 2009. We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income. The primary source of funding for our loan portfolio is deposits that are acquired locally. The Bank incurred interest expense of $147,502 in the third quarter of 2009 related to deposit accounts. Interest expense of $23,307 was incurred on the organizing line of credit which was repaid with the proceeds from the stock offering.  Total interest expense for the nine months ended September 30, 2009 was $208,318, of which $165,981 was related to deposit accounts and $42,337 to the lines of credit.

We incurred noninterest expense of $2,012,729 during the nine months ended September 30, 2009. Included in this expense is $1,295,133 in salaries and employee benefits, $291,593 of office occupancy and equipment and depreciation and amortization, $117,973 of professional fees, $82,562 of marketing and business development, $87,800 of data processing, $27,974 of corporate insurance, and $109,694 in other expense.  Included in salaries and employee benefits expense for the nine months ended September 30, 2009 was $147,814 of expense related to the issuance of compensatory warrants to organizers and directors of the Company.  The charge directly to retained earnings for investment warrants was $383,448 for the nine months ended September 30, 2009.  The Company issued a total of 231,992 warrants to organizers, which vested immediately upon issue, and 24,000 warrants to certain directors of the Company, which vest over a three-year period. For the three months ended September 30, 2009, we incurred noninterest expense of $811,504.  Included in this expense is $490,535 in salaries and employee benefits, $102,084 of office occupancy and equipment and depreciation and amortization, $75,867 of professional fees, $41,415 of marketing and business development, $55,627 of data processing, $8,257 of corporate insurance, and $37,719 in other expense.

Assets and Liabilities

General

At September 30, 2009, we had total assets of $48.4 million, consisting principally of $30.1 million in interest-bearing deposits with other financial institutions, $10.6 million in available-for-sale securities, $4.6 million in net loans, $525,250 in Federal Reserve Bank stock, $460,520 in net premises and equipment, and $394,178 in Federal funds sold.  Liabilities at September 30, 2009 totaled $30.8 million, consisting principally of $30.5 million in deposits and $291,406 in other liabilities. At September 30, 2009, shareholders’ equity was $17.6 million.

Loans

Since loans typically provide higher interest yields than other types of interest earning assets, we intend to invest a substantial percentage of our earning assets in our loan portfolio. At September 30, 2009, our loan portfolio consisted of construction and land development loans of $2,313,786, real estate loans of $1,554,103, commercial and industrial loans of $690,240, and consumer loans of $85,576.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $62,276 as of September 30, 2009. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower’s ability to pay.

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

Deposits

Our primary source of funds for loans and investments is the net proceeds received in the initial public offering of our common stock and the funds obtained through our customer deposits. At September 30, 2009, we had $30.5 million in deposits, which consisted primarily of $2.3 million in demand deposit accounts, $14.1 million in certificates of deposit, and $14.1 million of savings and money market accounts.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2009, our primary sources of liquidity included interest-bearing deposits with financial institutions of $30.1 million and federal funds sold totaling $394,000. We also have lines of credit available with correspondent banks totaling $5.0 million. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2009, we had issued commitments to extend credit of $1,079,446 through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity increased from ($1.6) million at December 31, 2008 to $17.6 million at September 30, 2009. The increase is due to completion of our initial public offering, which raised $21.0 million, net of offering expenses of $836,488. This increase was offset by the net loss for the nine-month period of $2.0 million.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during our Bank’s “de novo” period, the Bank will be required to maintain a leverage ratio of at least 8%. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the Bank’s various capital ratios at September 30, 2009.

Tier 1 leverage capital	40.3%
Tier 1 risk-based capital	129.2%
Total risk-based capital	129.7%

We believe our capital is sufficient to fund the activities of the Bank in its initial stages of operation and the rate of asset growth will not negatively impact the capital base.  As of September 30, 2009, there were no significant firm commitments outstanding for capital expenditures.

Accounting, Reporting, and Regulatory Matters

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is included in FASB Accounting Standards Codification (ASC) 105 “Generally Accepted Accounting Principles.” This new guidance approved the FASB ASC as the single source of authoritative nongovernmental GAAP. The FASB ASC is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative. The ASC is a restructuring of GAAP designed to simplify access to all authoritative literature by providing a topically organized structure. The adoption of FASB ASC did not impact the Corporation’s financial condition or results of operations. Technical references to GAAP included in these Notes to the Consolidated Financial Statements are provided under the new FASB ASC structure.

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.  FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65)

(“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

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

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 during the period ended June 30, 2009, which did not impact is financial statements or disclosures.  The Company evaluated all events or transactions that occurred after September 30, 2009, through November 16, 2009, the date the Company issued these financial statements, as filed with the Securities and Exchange Commission on Form 10-Q.  During this period, the Company did not have any material recognizable subsequent events that required recognition in the Company’s disclosures to the September 30, 2009 financial statements.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II – Other Information

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three or nine months ended September 30, 2009.

Item 3.  Default Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On July 30, 2009, Joel P. Foster was terminated from his position as Chief Lending Officer of the registrant, and was reassigned to a new position, that of Commercial Relationship Manager, in the registrant’s wholly-owned banking subsidiary, Coastal Carolina National Bank.

Item 6.  Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: November 16, 2009	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Holly L. Schreiber
Holly L. Schreiber
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.