Form 10-K
period 2009-12-31
Coastal Carolina Bancshares, Inc.
filed 2010-03-29
CIK 1437213

Use these links to rapidly review the document
COASTAL CAROLINA BANCSHARES, INC. Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 333-152331

COASTAL CAROLINA BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	33-1206107 (I.R.S. Employer Identification No.)
2305 Oak Street Myrtle Beach, South Carolina 29577 (Address of principal executive offices)
(843) 839-2265 (Registrant's telephone number)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES    ☒ NO

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ YES    ☒ NO

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES    ☒ NO

         The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2009 was $11,384,750. Because there is not an active trading market for the Common Stock, we have used our initial public offering price of $10.00 as an estimate of the market value of a share of our Common Stock for purposes of calculating our public float.

         The number of shares outstanding of the registrant's common stock was 2,186,000 at March 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COASTAL CAROLINA BANCSHARES, INC.

PART I

Item 1.    Business.

        This report on Form 10-K contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

  •
  significant increases in competitive pressure in the banking and financial services industries;

  •
  changes in the interest rate environment which could reduce anticipated or actual margins;

  •
  changes in political conditions or the legislative or regulatory environment;

  •
  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

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

        These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008 and 2009, the capital and credit markets experienced unprecedented levels of volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

        We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

        Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for Coastal Carolina National Bank (the Bank), and on April 10, 2008, the LLC merged with, and into the

Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company. Coastal Carolina National Bank is a national banking association organized under the laws of the United States and provides banking services to individual, partnership and corporate borrowers located in Horry County, South Carolina. Since our inception in June 2007 and before our Bank opened for business on June 8, 2009, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution.

Business Strategy

        Our business strategy is to create a community-oriented financial institution focused on providing personalized service to clients and offering products designed to meet their specific needs. Our target markets include:

  •
  Small-to medium-sized commercial, professional and service companies who we believe can be better served by a locally based financial institution providing timely credit decisions along with well-defined business services;

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

Products and Services

        The Bank offers a variety of traditional banking services, emphasizing a variety of lending services, including real estate, commercial and equity line and consumer loans to individuals and small- to mid-size businesses that are located or conduct business in our market area. Our deposit products include checking accounts, savings accounts, money market accounts, certificates of deposit, commercial checking accounts and individual retirement accounts, for which rates are reviewed regularly to ensure the Bank remains competitive. We also provide cashier's checks, debit cards, tax deposits, direct deposit and United States savings bonds. The Bank delivers our services though a variety of methods, including on-line banking, remote deposit capture, banking by mail and drive-thru banking.

Lending Activities

        General.    The Company emphasizes a range of lending services, including real estate, commercial, consumer loans, home equity lines of credit, and loans to small-to-mid-size businesses in the Myrtle Beach market. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, in some instances, we may charge lower interest rates to attract borrowers. The well established banks in our service area will likely make proportionately more loans to medium- to large-sized business than we will. Many of the Bank's commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

        Loan Distribution.    The percentage distribution of our loans at December 31, 2009 is as follows:

Construction and land development	32.0%
Real estate—mortgage	5.5
Real estate—other	51.2
Commercial and industrial	10.7
Consumer and other	0.6

100.0%

        Our loan distribution will depend on our customers and will likely vary over time.

        Allowance for Loan Losses.    We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

        Lending Limits.    The Bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank will be subject to a legal limit on loans to a single borrower equal to 15% of the Bank's capital and unimpaired surplus. As of December 31, 2009, our legal lending limit was $2.4 million. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. These limits will increase or decrease as the Bank's capital increases or decreases. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

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

        The well-established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than we can make. Many of our commercial loans are made to small- to medium-sized businesses that may be less able to withstand adverse competitive, economic and financial pressures than large borrowers. Our commercial loan portfolio consists primarily of loans to individual, partnership and corporate borrowers that are located in Horry County, South Carolina. Accordingly, our commercial borrowers reflect the diversified businesses of our service area, and principally include commercial, professional and retail service firms involved in the tourist, recreation and retirement industries. The risks associated with our commercial loans depend to a large extent upon various economic factors, including the strength of the economy in our service area and the ability of our commercial borrowers to properly evaluate and respond to a changing marketplace.

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

        Real Estate Loans.    These loans generally fall into one of three categories: residential real estate loans, commercial real estate loans and construction and land development loans. These loans include commercial loans where the Bank takes a security interest in real estate out of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. We expect to focus our real estate-related activity in three areas: (1) commercial and residential real estate development loans, (2) conforming and non-conforming mortgage loans and (3) owner-occupied commercial real estate loans.

        The Bank's residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and adjustable rates on mortgages. These loans are made consistent with the Bank's appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. We expect these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market such as has occurred recently. Fixed-rate loans may be sold in the secondary market in conjunction with performance management or portfolio management goals. Real estate-related products include:

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

        Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include cost overruns, construction delays, including those related to weather, mismanaged construction, shortages in labor or materials, inferior or improper construction techniques, economic changes or downturns during construction, a downturn in the real estate market, rising interest rates which may prevent sale of the property and failure to sell completed projects in a timely manner. We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

        Risks associated with commercial real estate loans include fluctuations in the value of real estate rental rates and other competition in the rental market, employment rates, tenant vacancy rates and the quality of the borrower's management. Commercial real estate loans are generally riskier than residential real estate loans because commercial properties may be limited to a specific use making it more difficult to sell such properties to recover loan losses. In addition, the tourist industry is highly competitive and, in our primary service area, subject to weather related risks, including hurricanes. If a borrower's business fails, the borrower is likely to be unable to repay its debts. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. We also attempt to limit our risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

        Small Business Lending.    Our commercial lending is focused on small- to medium-size businesses located in or serving our service area. We consider "small businesses" to include commercial, professional and retail firms with annual revenues of $50 million or less. Commercial lending includes loans to entrepreneurs, professionals and small- to medium-sized firms. Small business products include:

  •
  Working capital loans and lines of credit;

  •
  Business term loans to purchase fixtures and equipment or fund site acquisition or business expansion;

  •
  Inventory and accounts receivable lending; and

  •
  Construction loans for owner-occupied buildings.

        Within small business lending, we may from time to time use government enhancements such as the Small Business Administration ("SBA") programs. These loans will typically be partially guaranteed by the government. As of December 31, 2009, we had not originated any small business loans using government enhancement. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

        Commercial Loans.    Many types of loans are available to business organizations and individuals on a secured and unsecured basis, including commercial, term, working capital, asset based, SBA loans, commercial real estate, lines of credit and mortgages. We intend to focus our commercial lending efforts on companies with revenues of less than $50 million. Construction loans are available for eligible individuals and contractors. The construction lending is short-term, generally with maturities of less than 12 months, and set up on a draw basis.

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

        Consumer Loans.    We offer consumer loans to customers in our primary service area. Consumer lending products include:

  •
  home equity loans;

  •
  automobile, recreational vehicle and boat loans; and

  •
  installment loans (secured and unsecured).

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly; they are often dependent on the borrower's employment status as the sole source of repayment; and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower's employment history, income history, credit bureau reports and debt-to-income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

Deposit Services

        The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary service area at competitive rates. In addition, we offer certain retirement account services, including individual retirement accounts. These accounts are solicited from individuals, businesses and other organizations.

        Deposit Distribution.    The percentage distribution of our deposits on December 31, 2009, is as follows:

Checking	4.5%
Savings and money market	49.3
Certificates of deposit	46.2

100.0%

        Our deposit distribution will depend on our customers and will likely vary over time.

Other Banking Services

        We offer cashier's checks, on-line banking, banking by mail, drive-thru banking, direct deposit of payroll and social security checks, United States Savings Bonds, tax deposits, 24-hour telephone banking and remote deposit capture. The Bank is associated with national ATM networks that may be used by the Bank's customers throughout the country.

Investments

        In addition to loans, the Bank makes other investments, subject to the Bank's policy as set by its Board of Directors. Such investments may include overnight funds, direct obligations of the United States government, obligations guaranteed as to principal and interest by the United States and other Federal agencies, general obligation bonds, revenue bonds, certificates of deposit of financial institutions, mortgage-backed securities (limited to GNMA, FNMA, and FHLMC issues), municipal securities, bankers' acceptances and other bank-grade investment securities. No investment in any of these instruments will exceed any applicable limitations imposed by law or regulation. The Bank's asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure the investments conform to the Bank's policy.

Asset and Liability Management

        The Bank's asset/liability management committee oversees the Bank's assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies the Bank has adopted. The committee attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities.

Competitive Conditions

        The banking business is highly competitive. We compete with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds operating in our primary service area. According to FDIC data as of June 30, 2009, there were 138 banking offices, representing 27 financial institutions operating in our primary service area and holding over $5.6 billion in deposits. Many of these institutions have substantially greater resources and lending limits than we have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not provide at this time or will not provide. Our competitors include large national, super regional and regional banks like Wachovia Bank (Wells Fargo), Branch Banking and Trust Company, Bank of America, Carolina First Bank, and National Bank of South Carolina, as well as established community banks such as Conway National Bank, Beach First National Bank, Crescent Bank and Horry County State Bank.

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

The Company

        General.    We own 100% of the outstanding capital stock of the Bank, and are therefore a bank holding company under the Bank Holding Company Act of 1956, as amended (the Bank Holding Company Act). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of law and regulations.

        The Bank Holding Company Act.    Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

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

  •
  owning savings associations.

        The Federal Reserve imposes certain capital requirements on the Company under the Bank Holding Company Act and the Change in Bank Control Act regulations, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company will be able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. The Bank's ability to pay dividends is subject to regulatory restrictions described below under "Dividends." The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee.    In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial safety, soundness or stability of any subsidiary depository institution of the bank holding company and is inconsistent with sound banking principles or with the purposes of the Bank Holding Company Act or with the Financial Institutions Supervisory Act of 1966. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

The Bank

        The Bank is a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each general depositor. See "Deposit Insurance and Assessments" below.

        The OCC and the FDIC regulate and monitor virtually all areas of the Bank's operations, including:

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

        An example applicable to the Bank because of its lending portfolio is guidance recently finalized by the federal banking agencies to identify and manage risks associated with concentrations in commercial real estate loans. The guidance states that a growing number of banks have high concentrations of commercial real estate loans on their balance sheets which may make the banks more vulnerable to cyclical downturns in the commercial real estate markets. Banks with high concentrations of commercial real estate loans are subject to greater supervisory scrutiny and will be required to have in place risk-management practices and capital levels that are appropriate in light of the risk associated with these concentrations. The final guidelines relating to concentrations in commercial real estate loans are applicable to the Bank and may adversely affect the Bank's ability to develop and grow its commercial real estate loan portfolio.

        The OCC requires the Bank to maintain specified capital ratios and imposes limitations on the Bank's aggregate investment in real estate, Bank premises and furniture and fixtures. The OCC also requires the Bank to prepare quarterly reports on the Bank's financial condition, and the FDIC requires the Bank to conduct an annual audit of its financial affairs in compliance with generally accepted auditing standards and the Federal Deposit Insurance Act (the FDI Act). As a new bank, we are required to notify and obtain from the OCC a written determination of no objection before the Bank engages in any significant deviation or change from its business plan or operations. In addition, during the first three years of the Bank's operations, the Bank is required to provide the appropriate FDIC regional supervisory office with a copy of any such notice made to the OCC.

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

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure;

  •
  asset growth; and

  •
  compensation, fees and benefits.

        For a period of two years from the date the Bank commenced business, the OCC must review and not object to the hiring of any officer or the appointment or election of any director of the Bank. Further, the Bank must provide written notice to the OCC at least 90 days before adding or replacing any member of its board of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the person would assume a different executive officer position if the Bank is not in compliance with minimum capital requirements applicable thereto or is otherwise in troubled condition, or if the OCC determines, in connection with its review of the Bank's capital restoration plan or otherwise, that such notice is required. The OCC may disapprove such addition or employment within such 90-day period.

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

        Deposit Insurance and Assessments.    Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures. A depository institution is assessed insurance premiums by the FDIC based on its risk category and the amount of deposits held. During the fourth quarter 2008, the amount of FDIC insurance coverage for insured deposits was increased under the Emergency Economic Stabilization Act of 2008 (EESA), generally from $100,000 per depositor to $250,000 per depositor, and pursuant to participation in the FDIC's Temporary Liquidity Guarantee Program (the TLG Program), which enables the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts. These increases in insurance coverage are scheduled to end on December 31, 2013. The FDIC has stated its intention, as part of its proposed Deposit Insurance Fund restoration plan, to increase deposit insurance assessments. On January 1, 2009, the FDIC increased its assessment rates, and has proposed further rate increases and changes to the current risk-based assessment framework. In addition, as a result of a financial institution's participation in the TLG Program, the financial institution is required to pay additional insurance premiums to the FDIC in an amount equal to an annualized 10-basis points on balances in noninterest-bearing transaction accounts that exceed the $250,000 deposit insurance limit, determined on a quarterly basis. On May 22, 2009, the FDIC adopted a final rule imposing a special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, and was collected on September 30, 2009. The Bank's special assessment was $2,948. On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarter risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, along with each institution's risk-based assessment for the third quarter of 2009. The Bank's prepaid assessment was $135,458.

        Transactions with Affiliates and Insiders.    The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low-quality assets.

        The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies. The Bank will be subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons who are not executive officers, directors, principal shareholders or employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Further, the Bank must follow credit underwriting procedures that are not less stringent than those applicable to comparable transactions by the Bank with persons who are not executive officers, directors, principal shareholders or employees.

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

  •
  covered transactions, and other transactions exempt under the applicable regulations, between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  •
  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit depending on the type of collateral,.

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

        Branching.    National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. The Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed which permits interstate branching through acquisitions. This legislation permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law and interstate merging by banks.

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

        Other Regulations.    Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws, rules and regulations applicable to credit transactions, such as:

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

        The deposit operations of the Bank are also subject to:

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

Recent Regulatory Developments

        Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unstable to repay their loans and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced.

        The Emergency Economic Stabilization Act of 2008 (the EESA) was approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of market-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

        On October 7, 2008, the Board of Directors of the FDIC adopted a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC. On February 27, 2009, the FDIC adopted a final rule that changed the way its assessment system differentiates risk and changed assessment rates beginning April 1, 2009. For banks in the best risk category, the initial base rates range from 12 to 16 cents per $100 of assessable deposits on an annual basis effective April 1, 2009. For a newly established bank, the assessment rate is 14 cents per $100 of assessable deposits on annual basis effective April 1, 2009. On May 22, 2009 the FDIC also adopted a final rule imposing an emergency special assessment of 10 cents per $100 of assessable deposits on all insured institutions as of June 30, 2009, which was collected on September 30, 2009. On November 12,

2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009, along with each institution's risk-based assessment for the third quarter of 2009. The FDIC may take further actions in the future that result in higher assessment rates that could have a material adverse effect on earnings. The FDIC may terminate its insurance of deposits if it finds the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank's deposit insurance assessments may increase or decrease depending on the risk assessment classification to which the Bank is assigned by the FDIC.

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

        On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (TLGP), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primarily components available on a voluntary basis to financial institutions. The Transaction Account Guarantee Program (TAGP), which provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts through June 30, 2010. Institutions participating in the TLGP pay an assessment on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.

        The Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must have been issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP was extended to allow participating entities to issue guaranteed debt through October 31, 2009 with a maturity date of December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, (the ARRA), more commonly known as the economic stimulus or economic recovery package. The ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. Other initiatives have included homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal Funds rate; emergency action against short selling practices; a temporary guarantee program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The ARRA also imposes certain limitations on compensation paid by participants in the U.S. Treasury's Troubled Asset Relief Program.

        On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

  (a)
  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of and FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

  (b)
  The second plan is the Securities Program, which is administered by the Treasury, and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, "Legacy Securities"). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The Treasury received over 100 unique applications to participate in the legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers. As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by the Treasury, representing $12.4 billion of total equity capital. The Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage-backed securities and commercial-mortgage backed securities and cash equivalents pending investment.

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

Employees

        As of March 24, 2010, Coastal Carolina Bancshares, Inc., had 21 full-time employees. Management considers our employee relations to be good.

Item 1A.    Risk Factors.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

        Negative developments in the latter half of 2007 and continuing through 2008 and 2009 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department's Capital Purchase Program, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

        As described above under Supervision and Regulation, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio, which could be "other-than-temporary impairments."

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 28% of our interest income for 2009. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

We may not be able to maintain and manage our growth, which may adversely affect our results of operations and financial condition.

        We may not be able to maintain and manage our growth and may not even be able to grow our business at all. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may impede our ability to expand our market presence. If we experience a decrease in our historical rate of growth or do not grow at all, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

        We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Since rates charged on our loans often tend to react to market conditions faster than do rates paid on our deposit accounts, rate cuts may have a negative impact on our earnings until we could make appropriate adjustments in our deposit rates. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to produce a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

  •
  the duration of the credit;

  •
  credit risks of a particular customer;

  •
  changes in economic and industry conditions; and

  •
  in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

  •
  an ongoing review of the quality, mix, and size of our overall loan portfolio;

  •
  our historical loan loss experience;

  •
  evaluation of economic conditions;

  •
  regular reviews of loan delinquencies; and

  •
  the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy of the estimate depends on the outcome of future events. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would adversely affect our results of operations and financial condition, and possibly cause a decrease in our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, all of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, 89% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

        We target the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if it relies on misleading information.

        In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Our growth and development is dependent in large part on our officers, including Michael D. Owens, our President and Chief Executive Officer, and Holly L. Schreiber, our Chief Financial Officer. If we lose the services of Mr. Owens or Ms. Schreiber, our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel can be intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are applicable to us, will increase the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, significant compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

        Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. See the Supervision and Regulation section above for a summary description of proposed regulations and legislative action that has been introduced and/or adopted over the last two years. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

        As a member institution of the FDIC, we are required to pay deposit insurance premium assessments to the FDIC. During 2009, we incurred expense of $27,059 for deposit insurance assessments, including $2,948 due to a special assessment by the FDIC on all institutions. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC's new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely continue to increase. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits. In the fourth quarter of 2009, the FDIC collected prepaid insurance assessments for the three years ending December 31, 2012, in an effort to restore fund balances. We were required to prepay $135,458 in prepaid insurance premiums, of which $121,505 remained at December 31, 2009, and was included in Other Assets in the Company's consolidated balance sheet.

Our operations may require us to raise additional capital in the future, but that capital may not be available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We may be adversely affected by the soundness of other financial institutions.

        Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse affect on our financial condition and results of operations.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract deposits.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There are also a number of other relatively new community banks in our market that share our general marketing focus on small- to medium-sized businesses and individuals. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Given the geographic concentration of our operations, we could be significantly affected by any hurricane that affects coastal South Carolina.

        Our operations are concentrated in and our loan portfolio consists almost entirely of loans to persons and businesses located in coastal South Carolina. The collateral for many of our loans consists of real and personal property located in this area, which is susceptible to hurricanes that can cause extensive damage to the general region. Disaster conditions resulting from any hurricane that hits in this area would adversely affect the local economies and real estate markets, which could negatively impact our business. Adverse economic conditions resulting from such a disaster could also negatively affect the ability of our customers to repay their loans and could reduce the value of the collateral securing these loans. Furthermore, damage resulting from any hurricane could also result in continued economic uncertainty that could negatively impact businesses in those areas. Consequently, our ability to continue to originate loans may be impaired by adverse changes in local and regional economic conditions in this area following any hurricane.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

  •
  the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

  •
  the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

  •
  the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

  •
  the risk of loss of key employees and customers.

There is no public market for our shares, and we do not believe that we have enough shareholders or outstanding shares to support an active trading market, even if we are eventually listed on a recognized trading exchange.

        There is currently no established market for our common stock, and we have no current plans to list our stock on NASDAQ, or any other exchange. For these reasons, we do not expect a liquid market for our common stock to develop for several years, if at all.

We are exposed to the possibility of technology failure.

        We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We are located at 2305 Oak Street, Myrtle Beach, South Carolina 29577. This location, which serves as our executive headquarters, is also the Bank's main office. The property is subject to a lease, which began on November 1, 2007, with a three-year term which may be extended at our option for up to four additional one-year terms. The lease includes $25,000 in upfit allowances. Rent for the initial term was set at $6,694 a month from November 1, 2007 through April 30, 2008. Rent for the balance of the initial term is set at $13,388 a month. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under this lease are $133,875 in 2010. Monthly rent will increase during each extension term as follows: 1st extension term—$13,789,

2nd extension term—$14,203; 3rd extension term—$14,629; and 4th extension term—$15,068. We are also required to pay all utilities and property taxes levied on the site and to keep the building insured. The building has two levels with a total of approximately 8,887 square feet and is set on approximately 1.29 acres of land. The building has two drive-thru teller lanes. The property is owned by Myrtle Beach Farms Company, Inc., a subsidiary of Burroughs & Chapin Company, Inc. J. Egerton Burroughs, who is an organizer and director of the Company as well as a director of the Bank, is the Chairman of the Board of Burroughs & Chapin Company, Inc.

Item 3.    Legal Proceedings.

        In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        As of March 24, 2010, there were 2,186,000 shares of common stock outstanding held by approximately 269 shareholders of record. All of our currently issued and outstanding common stock, with the exception of 6,000 shares subsequently issued to certain employees as restricted stock grants described below, was issued on June 8, 2009, in connection with the closing of our initial public offering of common stock. The price per share in our initial public offering was $10.

        In June 2009, we issued to certain employees of the Bank an aggregate of 5,000 shares of restricted common stock, which vest in equal one-third installments on each of the next three anniversaries of the date of the grant. In November 2009, we issued to an employee of the Bank 1,000 shares of restricted common stock, which vest on the third anniversary of the date of the grant. We did not receive any cash proceeds from the issuance of such shares of restricted common stock. All of such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as the shares were issued in transactions not involving any public offering or distribution.

        There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, there were no stock trades in 2009 and a limited number of stock trades in early 2010 at $10 per share.

        We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Coastal Carolina National Bank, to pay dividends to us. As a national bank, Coastal Carolina National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, the Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency will be required if the total of all dividends declared in any calendar year by the bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Office of the Comptroller of the Currency also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6.    Selected Financial Data.

        Not applicable because the Company is a smaller reporting company.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The following discussion describes our results of operations for 2009 and also analyzes our financial condition as of December 31, 2009. Coastal Carolina National Bank, our banking subsidiary, opened for business on June 8, 2009, and the Company's inception was February 28, 2008.

        Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on the majority of which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance in 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an "Interest Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

        Naturally, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the "Provision and Allowance for Loan Loss" section, we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the "Noninterest Income" and "Noninterest Expense" sections.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other information included in this report.

Basis of Presentation

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this report. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the consolidated financial statements and the related notes included elsewhere in this report.

General

        Coastal Carolina Bancshares, Inc. is a bank holding company headquartered in Myrtle Beach, South Carolina. Our national bank subsidiary, Coastal Carolina National Bank, opened for business on June 8, 2009. The principal business activity of the Bank is to provide retail and commercial banking services in Myrtle Beach and our surrounding market areas. Our deposits are insured by the Federal Deposit Insurance Corporation.

        Until the Bank opened on June 8, 2009, our principal activities related to the organization of the Company and the Bank, the conducting of our initial public offering, the pursuant of approvals from the Office of the Comptroller of the Currency for our application to charter the Bank, the pursuit of approvals from the FDIC for our application for insurance of the deposits of the Bank, and the pursuit of approvals from the Federal Reserve to become a bank holding company. Because our Bank opened on June 8, 2009, a comparison for the year ended December 31, 2009, to the year ended December 31, 2008 would not be meaningful.

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

        In order to capitalize the Bank, the Company conducted a stock offering and raised $21.8 million selling 2,180,000 shares of its common stock at $10 per share. Offering expenses of $839,488, including $515,676 of sales agent commissions and related expenses, were netted against the gross proceeds. Upon receipt of all final regulatory approvals, the Company capitalized the Bank through the purchase of 1,994,000 shares at $10.00 per share, or $19.94 million, on June 5, 2009, and the Bank began banking operations on June 8, 2009.

Results of Operations

General

        We incurred a total of $2.3 million in organizational and pre-opening costs, of which $171,881 was incurred from inception on June 20, 2007 to December 31, 2007, $1,379,208 was incurred during 2008, and $770,450 was incurred in 2009 prior to opening the Bank. Our net loss for the full year 2009 was $2.6 million, including the $770,450 net loss incurred pre-opening and $1.8 million of net losses post-opening. Because the Bank commenced operations on June 8, 2009, a narrative discussion of the results of operations between 2009 and 2008 is not meaningful and therefore is not presented. All information required by SEC Regulation Guide 3 has been included for 2009, the year we began to operate as a bank holding company.

        Included in the net loss for the year 2009 was a non-cash expense of $144,845 related to the provision for loan losses. The allowance for loan losses was $144,845 as of December 31, 2009, or 1.36% of gross loans.

Net Interest Income

        Net interest income for 2009 was $196,143. Total interest income for the year was $612,934 and was offset by interest expense of $416,791. The components of interest income were from loans of $171,862, securities of $150,285, and federal funds sold and other interest-bearing bank deposits of $290,787, including $78,246 of interest earned on stock subscriptions while held in escrow. The components of interest expense were from deposits of $374,449 and line of credit and other borrowings of $42,342.

        Our net interest spread and net interest margin were (0.43%) and 0.66%, respectively, in 2009. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. The largest component of average earning assets was interest-bearing bank deposits. In pricing deposits, we considered the direction and levels of interest rates and local market conditions. As such, higher rates were paid initially upon the Bank's opening to attract deposits and new customers. Similar to other financial institutions in this economic environment, it has been challenging to find solid lending relationships that meet our credit standards. As a result, we have a larger proportion of our earning assets invested in shorter-term, and accordingly, lower yielding assets.

        Average Balances, Income and Expenses, and Rates.    The following table sets forth, for 2009, certain information related to our average balance sheet and our average yields on earning assets and average costs of interest-bearing liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances since June 8, 2009, and month end balances prior to such date.

	For the Calendar Year 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Earning assets
Loans and loans held for sale(1)	$2,754,181	$171,862	6.24%
Securities	4,047,961	150,285	3.71%
Federal funds sold	708,140	1,502	0.21%
Interest-bearing bank deposits	17,530,252	211,039	1.20%
Subscriptions held in escrow	4,685,939	78,246	1.67%

Total earning assets	$29,726,473	$612,934	2.06%

Cash and due from banks	479,899
Other assets	743,276

Total assets	$30,949,648

Liabilities and shareholders' equity
Interest-bearing liabilities
Interest checking	$574,587	$5,247	0.91%
Money market	7,749,961	165,169	2.13%
Savings	34,788	342	0.98%
Certificates of deposit < $100,000	2,400,176	64,736	2.70%
Certificates of deposit ≥ $100,000	5,079,021	138,955	2.74%
Federal funds purchased	665	4	0.60%
Other borrowings	882,341	42,338	4.80%

Total interest-bearing liabilities	$16,721,539	$416,791	2.49%

Noninterest-bearing deposits	296,757
Other liabilities	5,169,877
Shareholders' equity	8,761,475

Total liabilities and shareholders' equity	$30,949,648

Net interest income		$196,143

Interest spread			(0.43)%
Contribution of noninterest bearing sources			0.23%

Net interest margin			0.66%

(1)
There were no loans in nonaccrual status in 2009.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. Due to 2009 being the first year of banking operations, all interest income and expense is attributable to the volume of earning assets and interest-bearing liabilities, respectively. Therefore we have omitted the table analyzing changes in net interest income as it would not be meaningful.

        Interest Sensitivity.    We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. One of the monitoring techniques employed by us is the measurement of our interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

        The following table sets forth our interest-rate sensitivity at December 31, 2009.

($ in thousands)	Within 3 Months	Within 12 Months	Within 1-3 Years	Within 4-5 Years	Over 5 Years	Total
Earning assets
Loans and loans held for sale	$5,103	$1,916	$2,817	$776	$—	$10,612
Securities	823	1,207	4,576	3,657	7,453	17,716
Federal funds sold	814	—	—	—	—	814
Interest-bearing bank deposits	12,987	12,886	4,829	—	—	30,702

Total earning assets	$19,727	$16,009	$12,222	$4,433	$7,453	$59,844

Interest-bearing liabilities
Interest checking	$1,272	$—	$—	$—	$—	$1,272
Money market	21,559	—	—	—	—	21,559
Savings	128	—	—	—	—	128
Certificates of deposit < $100,000	479	1,664	3,658	38	—	5,839
Certificates of deposit ≥ $100,000	453	7,677	6,216	139	—	14,485

Total interest-bearing liabilities	$23,891	$9,341	$9,874	$177	$—	$43,283
Period gap	$(4,164)	$6,668	$2,348	$4,256	$7,453	$16,561
Cumulative gap	$(4,164)	$2,504	$4,852	$9,108	$16,561

Rate-sensitive assets / rate-sensitive liabilities (cumulative)	0.83	1.08	1.11	1.21	1.38

        The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate certificates of deposit are reflected at their contractual maturity date.

        We generally would benefit from increasing market rates of interest when we are in an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive. We are cumulatively asset sensitive for all periods presented. However, our gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Our provision for loan losses was $144,845 for 2009. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

        Noninterest income for 2009 totaled $28,685, including net gains of $11,058 realized on the sale of $4.4 million of available-for-sale securities and $12,500 recognized in connection with the receipt of a leasehold improvements allowance.

Noninterest Expense

        Noninterest expense for 2009 totaled $2,678,988. Included in noninterest expense is $818,833 related to pre-opening and organizational costs incurred prior to the Bank's opening on June 8, 2009. Salaries and employee benefits comprised the largest component of noninterest expense which totaled $1.6 million for the year. Included in salaries and employee benefits expense was $157,432 of expense related to the issuance of warrants to organizers and directors of the company, and $71,130 of expense related to the issuance of stock options and restricted stock to employees. Additional components of noninterest expense for the year consisted of occupancy and equipment expense of $393,046, professional fees of $216,905, data processing and IT related services expense of $151,178, and advertising and marketing expense of $123,071.

Balance Sheet Review

General

        As of December 31, 2009, we had total assets of $61.2 million, consisting principally of $17.0 million of available-for-sale securities, $30.7 million of interest-bearing bank deposits, and $10.4 million of net loans. Total liabilities were $44.2 million, represented almost entirely by retail customer deposits. Shareholders' equity was $16.9 million, or 27.7% of period-end assets. Book value per share was $7.75 at December 31, 2009.

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for 2009 were $2.7 million. Before allowance for loan losses, gross loans outstanding at December 31, 2009 were $10.6 million, representing 17% of our total assets.

        The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. The Bank offers a full line of residential mortgage products, including conventional, conforming, and jumbo fixed-rate and adjustable-rate mortgages. Generally, fixed-rate mortgages are sold to investors servicing released, whereas the Bank generally retains the adjustable-rate loans in its portfolio. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.

        The following table summarizes the composition of our loan portfolio as of December 31, 2009.

	December 31 2009	Percentage of Total
Construction and land development	$3,395,362	32.0%
Real estate—mortgage	585,338	5.5
Real estate—other	5,428,501	51.2
Commercial and industrial	1,136,486	10.7
Consumer and other	66,743	0.6

Gross loans	10,612,430	100.0%
Allowance for loan losses	(144,845)	—
Deferred loan fees, net	(30,593)	—

Total loans, net	$10,436,992	—

        The largest component of our loan portfolio at year-end was other real estate loans, which represented 51.2% of the total portfolio.

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2009.

	One Year or Less	Greater than One and Within Five Years	Greater than Five years	Total
Construction and land development	$1,309,639	$2,085,723	$—	$3,395,362
Real estate—mortgage	—	105,000	480,338	585,338
Real estate—other	116,000	5,312,501	—	5,428,501
Commercial and industrial	1,116,486	20,000	—	1,136,486
Consumer and other	51,081	13,983	1,679	66,743

Gross loans	$2,593,206	$7,537,207	$482,017	$10,612,430
Deferred loan fees, net				(30,593)

Gross loans, net of deferred fees				$10,581,837

Loans maturing after one year with:
Fixed interest rate				$5,238,090
Variable interest rate				2,781,134

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $144,845 as of December 31, 2009. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions regarding current portfolio and economic conditions, which we believe to be reasonable, but which may or may not prove to be accurate. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including an ongoing review of the quality, mix and size of our overall loan portfolio, our historical loan loss experience, evaluation of economic conditions and other qualitative factors, specific problem loans and commitments that may affect the borrower's ability to pay.

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

Nonperforming Assets

        The Bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at December 31, 2009, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Potential Problem Loans

        As of December 31, 2009, the Company had no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in disclosure of such loans as nonaccrual, past due, or impaired in future periods.

Investments

        At December 31, 2009, the $17.0 million in our investment securities portfolio, consisting entirely of investment grade mortgage-backed securities, represented 27.8% of our total assets.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2009 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Due after 1 through 5 Years	Due after 5 through 10 Years	Due after 10 Years	Total
	Amount	Amount	Amount	Amount
Fair value of securities available for sale
Mortgage-backed securities(1)	$2,304,337	$6,554,424	$8,171,105	$17,029,866

Total	$2,304,337	$6,554,424	$8,171,105	$17,029,866

Amortized cost of securities available for sale	$2,324,301	$6,605,412	$8,260,960	$17,190,673

Weighted-average yield	3.60%	3.66%	4.08%	3.85%

(1)
Maturities estimated based on average life of security.

        At December 31, 2009 restricted equity securities consisted of stock in the Federal Reserve Bank of Richmond with a cost of $525,250.

        The amortized cost and the fair value of our securities at December 31, 2009 are shown in the following table.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$17,190,673	$9,248	$(170,055)	$17,029,866

Total securities	$17,190,673	$9,248	$(170,055)	$17,029,866

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits. The following table shows the average balance outstanding and the average rates paid on deposits held by us during the year ended December 31, 2009.

	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$296,757	—%
Interest checking	574,587	0.91
Money market	7,749,961	2.13
Savings	34,788	0.98
Certificates of deposit < $100,000	2,400,176	2.70
Certificates of deposit ≥ $100,000	5,079,021	2.74

Total	$16,135,290	2.32%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $29.5 million at December 31, 2009. Our loan-to-deposit ratio was 24% at December 31, 2009.

        The maturity of our certificates of deposit over $100,000 at December 31, 2009 is set forth in the following table.

Three months or less	$452,499
Over three through six months	429,296
Over six through twelve months	7,248,218
Over twelve months	6,355,341

Total	$14,485,354

Short-Term Borrowings

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

        The following is a schedule of other borrowings which consists of the following categories: Federal funds purchased and other short-term borrowings.

	December 31
	2009		2008
	Balance	Rate	Balance	Rate
Federal funds purchased under agreements to repurchase:
Balance as of	$—	—	$—	—
Average balance for the year	665	0.60%	—	—
Maximum outstanding at any month-end	—	—	—	—
Other short-term borrowings:
Balance as of	—	—	—	—
Average balance for the year	882,341	4.80%	498,594	2.68%
Maximum outstanding at any month-end	2,590,459	5.50%	1,622,770	4.00%

Return on Equity and Assets

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2009. Since our inception, we have not paid cash dividends.

Return on average assets	(8.4)%
Return on average equity	(29.7)%
Equity to assets ratio	28.3%

Effect of Inflation and Changing Prices

        The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

        Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Off-Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2009, we had issued commitments to extend credit of $660,743 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

        Our primary sources of liquidity are deposits, borrowings, scheduled repayments on our loans, and interest on and maturities of our securities. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of December 31, 2009, our primary source of liquidity included our securities portfolio and lines of credit available with correspondent banks totaling $8 million. Cash and cash equivalents totaled $32.3 million at December 31, 2009. We anticipate primarily using these assets to fund loan origination during 2010, but believe our liquidity levels are currently, and will be, adequate to meet our operating needs.

Capital Resources

        Total shareholders' equity was $16.9 million at December 31, 2009. Shareholders' equity is comprised of proceeds from the completion of our initial public offering which raised $21 million, net of offering expenses of $836,488. Of the proceeds, $19.9 million was used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was reduced by the net loss for the year ended December 31, 2009 of $2.6 million.

        The Federal Reserve and bank regulatory agencies require bank holding companies and depository institutions to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. However, under the Federal Reserve Board's guidelines, we believe Coastal Carolina Bancshares is a "small bank holding company," and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. Regardless, the company still maintains levels of capital on a consolidated basis which qualifies it as "well capitalized" under the Federal Reserve's capital guidelines.

        Nevertheless, the bank is subject to regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Under the capital adequacy guidelines, the bank is required to maintain a certain level of Tier 1 and total risk-based capital to risk-weighted assets. At least half of the bank's total risk-based capital must be comprised of Tier 1 capital, which consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. The remainder may consist of Tier 2 capital, which is subordinated debt, other preferred stock and the general reserve for loan losses, subject to certain limitations. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        To be considered "adequately capitalized" under the various regulatory capital requirements administered by the federal banking agencies the bank must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, the bank must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered "well-capitalized," the bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during the bank's "de novo" period, the bank will be required to maintain a leverage ratio of at least 8%. The bank exceeded its minimum regulatory capital ratios as of December 31, 2009, as well as the ratios to be considered "well capitalized."

        The following table sets forth Coastal Carolina National Bank's various capital ratios at December 31, 2009.

Total risk-based capital	90.42%
Tier 1 risk-based capital	89.62%
Leverage capital	30.04%

        We believe that our capital is sufficient to fund the activities of the Bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2009, there were no significant firm commitments outstanding for capital expenditures.

Critical Accounting Policies

        We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements included in this report.

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

        Allowance for Loan Losses.    We believe that the determination of the allowance for loan losses will be the critical accounting policy that will require the most significant judgments and estimates used in preparation of our financial statements. Refer to section "Allowance for Loan Losses" for a more detailed description of the methodology related to the allowance for loan losses.

        Income Taxes.    We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred income tax assets.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification ("ASC"). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

        The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company's consolidated financial statements. The ASC was amended in December, 2009, to include this guidance.

        In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its consolidated financial statements.

        In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009, and had no impact on the Company's consolidated financial statements.

        Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company's consolidated financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable because the Company is a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Coastal Carolina Bancshares, Inc.
Myrtle Beach, South Carolina

        We have audited the accompanying consolidated balance sheets of Coastal Carolina Bancshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), shareholders' equity and comprehensive income (loss), and cash flows for the years ended December 31, 2009 and 2008 and for the period June 20, 2007 (Inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Coastal Carolina Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period June 20, 2007 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to examine management's assertion about the effectiveness of Coastal Carolina Bancshares, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Report on Internal Control over Financial Reporting, and accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC
Columbia, South Carolina
March 25, 2010

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	December 31
	2009	2008
Assets
Cash and due from banks	$741,896	$—
Federal funds sold	813,827	—
Interest-bearing bank deposits	30,701,988	—
Restricted cash—stock subscriptions held in escrow	—	2,371,528
Securities available for sale	17,029,866	—
Federal Reserve Bank stock	525,250	—
Loans receivable	10,581,837
Allowance for loan losses	(144,845)	—

Loans, net	10,436,992	—
Premises and equipment, net	464,174	448,458
Deferred stock issuance costs	—	337,476
Other assets	444,471	51,667

Total assets	$61,158,464	$3,209,129

Liabilities and Shareholders' Equity Liabilities
Deposits
Non-interest bearing demand	$700,533	$—
Interest checking	1,272,341	—
Money market	21,558,971	—
Savings	128,274	—
Certificates of deposit	20,323,745	—

Total deposits	43,983,864	—
Stock subscriptions received	—	2,365,000
Line of credit	—	1,622,770
Advances from organizers and founders	—	620,000
Accrued expenses and other liabilities	233,446	152,448

Total liabilities	44,217,310	4,760,218
Commitments and contingencies
Shareholders' Equity (Deficit)
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,186,000 issued and outstanding at December 31, 2009	21,860	—
Additional paid-in capital	21,604,774	—
Unearned compensation, nonvested restricted stock	(51,111)	—
Retained deficit	(4,533,543)	(1,551,089)
Accumulated other comprehensive loss	(100,826)	—

Total shareholders' equity (deficit)	16,941,154	(1,551,089)

Total liabilities and shareholders' equity	$61,158,464	$3,209,129

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

	For the Calendar Year		June 20, 2007 (Inception) to December 31, 2007
	2009	2008
Interest income
Loans, including fees	$171,862	$—	$—
Federal funds sold and interest-bearing bank deposits	212,541	—	14
Securities	131,483	—	—
Federal Reserve stock dividend	18,802	—	—
Stock subscriptions held in escrow	78,246	7,152	—

Total interest income	612,934	7,152	14
Interest expense
Deposits:
Interest checking	5,247	—	—
Money market and savings	165,511	—	—
Certificates of deposit < $100,000	64,736	—	—
Certificates of deposit ≥ $100,000	138,955	—	—
Lines of credit and other borrowings	42,342	20,120	—

Total interest expense	416,791	20,120	—

Net interest income (expense) before provision for loan losses	196,143	(12,968)	14
Provision for loan losses	144,845	—	—

Net interest income (expense) after provision for loan losses	51,298	(12,968)	14
Noninterest income
Service charges on deposits	1,886	—	—
ATM, debit, and merchant fees	1,331	—	—
Gain on sale of loans	1,256	—	—
Leasehold improvement allowance	12,500	—	12,500
Other	654	—	—

Total fees and other income	17,627	—	12,500
Securities gains, net	11,058	—	—

Total noninterest income	28,685	—	12,500
Noninterest expense
Salaries and employee benefits	1,613,146	734,002	12,500
Occupancy and equipment	393,046	282,384	18,067
Data processing	151,178	8,516	—
Professional services	216,905	181,824	140,707
Marketing and business development	123,071	61,947	—
Corporate insurance	20,322	8,385	1,167
Postage and supplies	40,486	18,447	—
Telecommunications	20,955	18,923	—
FDIC insurance and regulatory assessments	39,203	—	—
Other	60,676	51,812	11,954

Total noninterest expense	2,678,988	1,366,240	184,395
Loss before income taxes	(2,599,005)	(1,379,208)	(171,881)
Income taxes	—	—	—

Net loss	$(2,599,005)	$(1,379,208)	$(171,881)

Loss per share
Basic loss per share	$(2.11)	$—	$—

Average shares outstanding	1,233,195	—	—

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders' Equity and Comprehensive Loss

	Common Stock			Unearned Compensation Nonvested Restricted Stock		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Retained Deficit		Total Shareholders' Equity (Deficit)
	Shares	Amount
June 20, 2007	—	$—	$—	$—	$—	$—	$—
Pre-opening net loss for 2007	—	—	—	—	(171,881)	—	(171,881)
Pre-opening net loss for 2008	—	—	—	—	(1,379,208)	—	(1,379,208)

December 31, 2008	—	—	—	—	(1,551,089)	—	(1,551,089)
Comprehensive loss:
Pre-opening net loss for 2009	—	—	—	—	(770,450)	—	(770,450)
Post-opening net loss	—	—	—	—	(1,828,555)	—	(1,828,555)
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains of $11,058 included in income	—	—	—	—	—	(100,826)	(100,826)

Total comprehensive loss							(2,699,831)
Issuance of common stock	2,180,000	21,800	21,778,200	—	—	—	21,800,000
Direct stock issuance costs	—	—	(836,488)	—	—	—	(836,488)
Organizer/founder warrants	—	—	540,881	—	(383,449)	—	157,432
Stock-based compensation	—	—	62,241	—	—	—	62,241
Issuance of restricted stock	6,000	60	59,940	(51,111)	—	—	8,889

December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,543)	$(100,826)	$16,941,154

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Calendar Year		June 20, 2007 (Inception) to December, 31 2007
	2009	2008
Operating activities
Net loss	$(2,599,005)	$(1,379,208)	$(171,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	144,845	—	—
Increase in deferred loan fees, net	30,593	—	—
Gains on sale of loans held for sale	(1,256)	—	—
Origination of loans held for sale, net	(100,660)	—	—
Proceeds from sale of loans held for sale	101,916	—	—
Premium amortization and discount accretion on securities, net	22,611	—	—
Securities gains, net	(11,058)	—	—
Depreciation and amortization expense	163,971	62,616	—
Stock-based compensation expense	228,562	—	—
Increase in accrued interest receivable	(151,580)	—	—
Increase in accrued interest payable	31,778	5,017	—
Decrease (increase) in deferred stock issuance costs	337,476	(337,476)	—
Increase in other assets	(181,243)	(35,427)	(16,240)
Increase in other liabilities	49,219	108,295	39,136

Net cash used in operating activities	(1,933,831)	(1,576,183)	(148,985)
Investing activities
Net change in loans	(10,612,430)	—	—
Redemption (purchase) of Federal Reserve Bank stock	(525,250)	—	—
Purchases of securities available for sale	(21,813,807)	—	—
Proceeds from paydowns of securities available for sale	231,560	—	—
Proceeds from sales of securities available for sale	4,380,022	—	—
Net purchases of premises and equipment	(179,687)	(511,074)	—

Net cash used in investing activities	(28,519,592)	(511,074)	—
Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	23,660,119	—	—
Net increase in certificates of deposit	20,323,745	—	—
Net (increase) decrease in stock subscriptions held in escrow	(2,365,000)	2,365,000	—
Net increase (decrease) in organizer advances	(620,000)	180,000	440,000
Net increase (decrease) in other borrowings	(1,622,770)	1,622,770	—
Proceeds from issuance of common stock, net of offering costs	20,963,512	—	—

Net cash provided by financing activities	60,339,606	4,167,770	440,000
Net increase in cash and cash equivalents	29,886,183	2,080,513	291,015

Cash and cash equivalents, beginning of period	2,371,528	291,015	—

Cash and cash equivalents, end of period	$32,257,711	$2,371,528	$291,015

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$385,013	$15,103	$—
Non-cash items:
Unrealized losses on securities available for sale (net of tax benefit of $59,981)	(100,826)	—	—

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

        Organization—Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC's members (Organizers) filed applications with the Office of the Comptroller of the Currency (the OCC) to obtain a national bank charter for a proposed new bank, Coastal Carolina National Bank (the Bank), and with the Federal Deposit Insurance Corporation (the FDIC) to obtain insurance for the Bank's deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company.

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

        In order to capitalize the Bank, the Company conducted a stock offering and raised $21.8 million selling 2,186,000 shares of its common stock at $10 per share. Of the total shares sold, the organizers, directors and executive officers of the Company purchased 891,525 shares of common stock at $10 per share in the offering. Upon receipt of all final regulatory approvals, the Company capitalized the Bank through the purchase of 1,994,000 shares at $10.00 per share, or $19,940,000, on June 5, 2009, and the Bank began banking operations on June 8, 2009.

        Until June 8, 2009, the Company had been a development stage enterprise, as it had devoted substantially all its efforts to establishing a new business. As of June 8, 2009, the planned principal operations commenced.

        In recognition of financial risks undertaken by the Organizers and one non-organizer founder and, in the case of Organizers who serve as directors of the Company or the Bank or both, to encourage the continued involvement with the Company and the Bank by such persons, warrants to purchase additional shares of the Company's common stock were issued to these individuals, effective June 8, 2009. The warrants have an exercise price equal to $10 per share and were issued as Type I (Director) or Type II (Organizer/Founder) warrants. Type I warrants were awarded only to individuals who serve as directors of the Company or the Bank and vest over three years. Type II warrants were awarded in recognition of the financial risks undertaken by Organizers and one non-organizer founder and by the Organizers guaranteeing certain liabilities of the Company and vested immediately.

        Basis of Presentation—The accompanying financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, fair value of securities, the valuation of deferred tax assets, and the estimated useful lives and methods for depreciating premises and equipment. Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions.

        In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

        Organizational and Pre-Opening Costs—Activities since inception have principally consisted of organizational activities necessary to obtain regulatory approvals and preparation activities necessary to commence business as a commercial bank. Organizational costs are primarily legal and consulting fees related to the incorporation and organization of the Company and the Bank. Pre-opening costs are primarily employees' salaries and benefits, and other operational expenses related to preparation for the Bank's opening. The organizational and pre-opening costs of $2,321,539 were expensed against the Company's consolidated initial period operating results.

        Offering Expenses—Offering expenses, consisting principally of direct incremental costs of the stock offering, were incurred to raise the Company's initial capital. Such offering expenses were classified as deferred stock issuance costs until the close of the stock offering. The Company's offering expenses were $836,488, including sales agent commissions and related out-of-pocket costs of $515,676, and were offset against the proceeds of the offering.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds sold are for one-day periods.

        Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold, and amounts due from banks.

        The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Horry County market. The Company's loan portfolio, in addition to its concentration in geographic area, is comprised of three loans which make up 50 percent of the total loan portfolio, and individually whose net principal balance is greater than 10 percent of the Company's loan portfolio. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

        In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

        The Company's investment portfolio consists principally of obligations of the United States and its agencies. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high-quality institutions. As of December 31, 2009, the Company had on deposit $6.0 million, or 35.4 percent of the Company's shareholders' equity, with its primary correspondent bank. Management believes credit risk associated with its correspondent banks is not significant.

        Investment Securities—Debt securities that management has the positive intent and the Company has the ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, including equity securities with readily, determinable fair values, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). As of December 31, 2009, all of the Company's securities are classified as available for sale, and accordingly are reported at fair value, based on quoted market prices, with any unrealized gains or losses, net of taxes, reflected as an element of accumulated other comprehensive income in shareholders' equity. The Company intends to hold these available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in repayment risk, changes in the liquidity needs of the Bank, and other factors.

        Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. The fair value of the securities is determined by a third party as of a date in the close proximity to the end of the reporting period. The valuation is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific-identification method for determining the amortized cost of securities sold.

        Loans and Loans Held for Sale—Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loans held for sale are carried at the lower of the carrying amount or fair value applied on an aggregate basis. Fair value is measured

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations.

        Conforming fixed-rate residential mortgage loans are typically classified as held for sale upon origination based upon management's intent to generally sell all of the production of these loans. Other types of loans may either be held for investment purposes, sold, or securitized. Loans originated for portfolio that are subsequently transferred to held for sale based on management's decision to sell are transferred at the lower of cost or fair value. Write-downs of the loans' carrying value attributable to credit quality are charged to the allowance for loan losses while write-downs attributable to interest rates are charged to noninterest income. As of December 31, 2009, the Bank had no loans held for sale.

        Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees are recognized as fee income when earned. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due or when deemed not collectible in full as to principal or interest unless in management's opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower's payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. With the ultimate collectability of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries of any amounts previously charged off, and then to interest income to the extent any interest has been foregone.

        Allowance for Loan Losses—The allowance for loan losses represents the Company's recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

        Being that the Bank began operations in June 2009 and has limited operating history and relatively few loans as of this reporting date, the Company is currently formalizing the process for determining an adequate allowance for loan losses. Going forward, the Company expects the allowance for loan losses calculation process will have two components. The first component represents the allowance for loan losses for impaired loans. To determine this component, collateral dependent impaired loans will be evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it will be evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan's effective interest rate and giving consideration to currently existing

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

factors that would impact the amount or timing of the cash flows. The second component is the allowance for loan losses, which represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. This component of the allowance for loan losses will be calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor. The recorded allowance for loan losses will be the aggregate of these two components.

        Foreclosed Real Estate—Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As of December 31, 2009, the Company had no foreclosed real estate.

        Premises and Equipment—Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of premises and equipment are computed using the straight-line method over the assets' estimated useful lives. Useful lives range from three to ten years for software, furniture and equipment, computer equipment, and automobile, and over the shorter of the estimated useful lives or the term of the lease for leasehold improvements.

        Stock-based Compensation—The Company accounts for stock-based compensation to employees as outlined in the accounting standards. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used to estimate the fair value of restricted stock. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized net of awards expected to be forfeited.

        Income Taxes—The Company is a corporation. Pre-opening expenses incurred will be capitalized and amortized in the income tax returns of the Company and the Bank for 2009. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities will be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date.

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

        Comprehensive Loss—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders' equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

        Net Loss Per Share—Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options, restricted stock, and warrants. Diluted earnings per share is not presented, as the current net loss would result in an anti-dilutive computation.

        Financial Instruments—In the ordinary course of business, the Company enters into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

        Risks and Uncertainties—In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

        The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

        Recent Accounting Pronouncements—The following is a summary of recent authoritative pronouncements that affect the Company's accounting, reporting, and disclosure of financial information:

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance which restructured generally accepted accounting principles ("GAAP") and simplified access to all authoritative literature by providing a single source of authoritave nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standareds Codification ("ASC"). The new structure is effective for interim or annual periods ending after

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

        The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company's consolidated financial statements. The ASC was amended in December, 2009, to include this guidance.

        In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its consolidated financial statements.

        In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid. The amendment states the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company's consolidated financial statements.

        Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes. The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 15, 2009, and had no impact on the Company's consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2. Cash and Cash Equivalents

        As of December 31, 2009, cash and due from banks of $741,896 is represented by cash on hand and noninterest-bearing deposits with other banks. Interest-bearing deposits in other banks were $30.7 million at December 31, 2009. Additionally, as of December 31, 2009, the Bank had $813,827 in federal funds sold. Interest-bearing bank deposits and federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2009, the Company maintained compensating balances totaling $275,000 with correspondent banks.

        As of December 31, 2008, the restricted cash balance was $2,371,528, represented by $2,365,000 of stock subscriptions received and $6,528 of interest earned.

        All funds were released June 5, 2009, upon the Company meeting its minimal capital raise requirements and receiving the appropriate regulatory approvals.

3. Securities

        At December 31, 2009, the Bank's securities consisted of mortgage-backed securities, summarized as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$17,190,673	$9,248	$(170,055)	$17,029,866

Total securities	$17,190,673	$9,248	$(170,055)	$17,029,866

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Securities (Continued)

        The contractual maturity distribution and yields of the Bank's securities portfolio at December 31, 2009 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Due after 1 through 5 Years		Due after 5 through 10 Years		Due after 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of securities available for sale
Mortgage-backed securities(1)	$2,304,337	3.60%	$6,554,424	3.66%	$8,171,105	4.08%	$17,029,866	3.85%

Total	$2,304,337	3.60%	$6,554,424	3.66%	$8,171,105	4.08%	$17,029,866	3.85%

Amortized cost of securities available for sale	$2,324,301		$6,605,412		$8,260,960		$17,190,673

(1)
Maturities estimated based on average life of security.

        At December 31, 2009 the Bank also owned Federal Reserve Bank stock with a cost of $525,250 and a yield of 6%. Securities with an aggregate carrying value of $4,310,348 at December 31, 2009, were pledged to secure public deposits.

        As of December 31, 2009, there were no issues of securities available for sale, which had carrying values that exceeded 10 percent of shareholders' equity of the Company.

        Gross gains and losses recognized on the sale of securities are summarized as follows:

	For the Calendar Year
	2009	2008
Gross gains	$17,306	—
Gross losses	(6,248)	—

Net gains (losses)	$11,058	—

        There were no write-downs for other-than-temporary declines in the fair value of debt securities in 2009. At December 31, 2009, ten mortgage-backed securities with a fair value of $15.0 million were considered temporarily impaired. The Company's mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

3. Securities (Continued)

        The unrealized losses at December 31, 2009, shown in the following table resulted primarily from an increase in rates across the yield curve.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$15,008,386	$170,055	$—	$—	$15,008,386	$170,055

Total temporarily impaired securities	$15,008,386	$170,055	$—	$—	$15,008,386	$170,055

4. Loans

        The composition of loans is summarized as follows:

	December 31
	2009	2008
Construction and land development	$3,395,362	$—
Real estate—mortgage	585,338	—
Real estate—other	5,428,501	—
Commercial and industrial	1,136,486	—
Consumer and other	66,743	—

Gross loans	10,612,430	—
Allowance for loan losses	(144,845)	—
Deferred loan fees, net	(30,593)	—

Total loans, net	$10,436,992	$—

        As of December 31, 2009, the Company had no impaired loans.

5. Premises and Equipment

        The composition of premises and equipment is summarized as follows:

	December 31
	2009	2008
Furniture, fixtures, and equipment	$367,872	$343,553
Computer software	178,714	65,326
Leasehold improvements	120,800	102,195
Construction and FF&E in process	18,583	—

Total premises and equipment	685,969	511,074
Accumulated depreciation and amortization	(221,795)	(62,616)

Premises and equipment, net	$464,174	$448,458

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

5. Premises and Equipment (Continued)

        Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $163,971 and $62,616, respectively. There was no depreciation and amortization expense for the period June 20, 2007 (Inception) to December 31, 2007.

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

        Rental expense for the years ended December 31, 2009 and 2008 was $160,650 and $133,263, respectively. Rental expense for the period June 20, 2007 (Inception) to December 31, 2007 was $14,000.Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under the lease are $133,875 in 2010.

6. Deposits

        The composition of deposits is summarized as follows:

	December 31 2009	Percentage of Total
Noninterest bearing demand	$700,533	1.6%
Interest checking	1,272,341	2.9
Money market	21,558,971	49.0
Savings	128,274	0.3
Certificates of deposit < $100,000	5,838,391	13.3
Certificates deposit ≥ $100,000	14,485,354	32.9

Total deposits	$43,983,864	100.0%

        At December 31, 2009, the scheduled maturities of certificates of deposit with denominations of $100,000 or more are as follows:

Three months or less	$452,499
Over three through six months	429,296
Over six through twelve months	7,248,218
Over twelve months	6,355,341

Total	$14,485,354

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

6. Deposits (Continued)

        At December 31, 2009, the scheduled maturities of all certificates of deposit, including brokered certificates of deposit, are as follows:

December 31 2009
2010	$10,272,775
2011	9,557,919
2012	316,016
2013	176,018
2014	1,017

Total certificates of deposit	$20,323,745

7. Related Party Transactions

        The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2009, these persons and firms were indebted to the Company in the aggregate amount of $465,818. These extensions of credit were made during 2009.

        Related party loan transactions for the years 2009 and 2008 are summarized below:

	For the Calendar Year
	2009	2008
Balance, beginning of year	$—	$—
Advances	474,900	—
Repayments	(9,082)	—

Balance, end of year	$465,818	$—

        Deposits from directors and executive officers and their related interests totaled $3,965,788 at December 31, 2009.

        The Company has entered into a lease agreement, as described in Note 5, to lease a building from a company in which one of our directors also serves on the lessor's board of directors.

        A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of our directors. The Company incurred marketing and public relations fees of $109,023 and $92,897 for services rendered by the firm for the years ended December 31, 2009 and 2008, respectively. Of the $201,920 in marketing and public relations fees paid to the firm since inception through December 31, 2009, $46,804 were direct offering costs, and thus, charged directly to capital. The Company anticipates paying additional sums to that firm during 2010.

        The Company engaged a law firm for legal services associated with the formation of the Company and the Bank. One of our directors is a shareholder with that firm. The Company incurred legal fees of $59,199, $120,088, and $52,788 for services rendered by the firm for the years ended December 31, 2009 and 2008, and for the period of June 20, 2007 (Inception) through December 31, 2007,

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

7. Related Party Transactions (Continued)

respectively. Of the legal fees incurred of $232,075 for the period June 20, 2007 (Inception) to December 31, 2009, $87,330 were direct offering costs, and thus, charged directly to capital. The Company does not currently anticipate paying any significant amounts to that firm during 2010.

        The Company engaged a design firm to provide interior design services, including the costs of decorative furnishings, for the initial Bank office. The president of the design firm is the spouse of one of our directors. The Company had paid and capitalized, as premises and equipment and leasehold improvements, $148,548 through December 31, 2008. Such firm has not performed any services for the Company during 2009, and the Company does not currently anticipate paying any significant additional amounts to that firm during 2010.

        During the period June 20, 2007 (Inception) to December 31, 2008, the Company paid $24,000 in consulting fees to a company in which one of our directors is the president. Such company has not performed any services for the Company during 2009, and it is not anticipated that it will perform any such services in the future.

8. Advances from Organizers and Founders

        There were 21 members of the LLC. The Organizers and founders advanced $620,000 to the LLC to fund pre-opening and organizational expenses. On April 10, 2008, the LLC merged into the Company. As a result of the Merger, the Organizers and founders were entitled to receive reimbursement of their advances upon the successful completion of the stock offering, unless they elected to apply their advances to purchase shares of the Company's common stock. These advances were non-interest bearing. The majority of the Organizers elected to apply their advances to purchase shares of the Company's common stock. The remaining Organizer advances were repaid in June 2009, following the completion of the initial public offering and capitalization of the Bank.

9. Lines of Credit

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

        As of December 31, 2008, the principal balance outstanding under the line of credit was $1.6 million. Both lines of credit were repaid when subscription funds were released from escrow on June 5, 2009. Interest expense on the lines of credit was $42,338 and $20,120 for the years ended December 31, 2009 and 2008, respectively.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

9. Lines of Credit (Continued)

        As of December 31, 2009, the Company had unused lines of credit to purchase federal funds from correspondent banks totaling $8.0 million. These lines of credit are available on a one to fifteen-day basis for general corporate purposes. The lines of credit at December 31, 2009 were as follows:

Correspondent Bank	Commitment	Balance Outstanding
CenterState Bank	$3,000,000	$—
South Carolina Bank & Trust	2,000,000	—
SunTrust Bank	3,000,000	—

	$8,000,000	$—

10. Shareholders' Equity

        The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share. As of December 31, 2009, 2,186,000 common shares were issued and outstanding. In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share. As of December 31, 2009, no preferred shares were issued and outstanding.

11. Stock-Based Compensation

        The Company's 2009 Stock Incentive Plan (the Plan) was approved by the Company's Board of Directors (the Board) on June 3, 2009. Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and restricted stock. The Board reserved 161,778 shares of common stock for issuance under the stock incentive plan. As of December 31, 2009, 63,838 shares were available for future issuance. The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options vest ratably at 20% per year, and have a 10-year contractual term. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. The Company recognized stock-based compensation cost related to stock options of $62,242 for the year ended December 31, 2009. No tax benefit related to stock-based compensation will be recognized until the Company is profitable. Stock option activity under the 2009 Stock Incentive Plan at and for the year ended December 31, 2009 follows:

	Options	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	—	$—
Granted	121,940	10.00
Vested	—	—
Forfeited	(30,000)	10.00

Outstanding at December 31, 2009	91,940	$10.00

Available for future issuance at December 31, 2009	69,838	$10.00

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation (Continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant date	June 8, 2009
Total number of options granted	121,940
Expected volatility	7.40%
Expected term	7 years
Expected dividend	0.00%
Risk-free rate	3.60%
Grant date fair value	$2.29

        Since the Bank has no historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history. The expected term represents the estimated average period of time that the options will remain outstanding. Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the "simplified" method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.

        During 2009, no options were exercised or vested; however, 30,000 options were forfeited. As of December 31, 2009, there was $139,011 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.15 years. There is no intrinsic value in these stock options as of December 31, 2009, as the exercise price equals the last traded price of the Company's common stock.

        Service-Based Awards—The Company recognizes compensation (salaries and employee benefits) expense over the restricted period for service-based awards. Compensation expense recognized for nonvested service-based shares during 2009 totaled $8,889. Nonvested share activity under the 2009 Stock Incentive Plan at and for the year ended December 31, 2009 follows:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	—	$—
Granted	6,000	10.00
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2009	6,000	$10.00

        As of December 31, 2009, there was $51,111 of total unrecognized compensation cost related to service-based nonvested share-based compensation arrangements granted under the 2009 Stock Incentive Plan. This cost is expected to be recognized over a remaining weighted-average period of 2.63 years.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

12. Warrants

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

	Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer/founder warrants	$10.00	231,992	9.4	$10.00
Director warrants	$10.00	24,000	9.4	$10.00

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

        Organizer warrants totaling 231,992 were immediately vested upon issuance. Of the 231,992 organizer/founder warrants, 64,547 were treated as compensatory with the fair market value of $147,814 charged to earnings. The remaining 167,445 organizer/founder warrants were investment warrants with the fair market value of $383,449, and were treated as a component of shareholders' equity. The 24,000 director warrants vest over three years. The Company recognized expense of $9,618 during the year ended December 31, 2009, related to these director warrants. As of December 31, 2009, there was $39,846 of total unrecognized compensation cost related to the outstanding warrants that will be recognized over a weighted-average period of 0.77 years.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

13. Employment Contracts

        The Company has entered into employment contracts with its executive officers. The Chief Executive Officer has a contract for three years beginning in May 2008 and the Chief Financial Officer has a one-year contract, which is renewable annually. Both are entitled to certain additional benefits, including stock options, health insurance, and paid vacation.

14. Commitments and Contingencies

        The Company is party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated financial statements. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Standby letters of credit are recorded as a liability by the Company at the fair value of the obligation undertaken in issuing the guarantee. The fair value and carrying value at December 31, 2009, of standby letters of credit issued or modified during 2009 was immaterial. Commitments to extend credit are not recorded as an asset or liability by the Company until the instrument is exercised. The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in the consolidated financial statements. The creditworthiness of each customer is evaluated on a case-by-case basis.

        At December 31, 2009, the Company's exposure to credit risk was represented by preapproved but unused lines of credit totaling $660,743. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes

        Income tax expense (benefit) consisted of the following:

For the Calendar Year
	2009	2008
Current:	$—	$—
Federal	—	—
State	—	—

Total current	—	—

Deferred income taxes	—	—

Income tax expense (benefit)	$—	$—

Income tax expense (benefit) is allocated as follows:
To continuing operations	$—	$—
To shareholders' equity	(59,981)	—

Income tax expense (benefit)	$(59,981)	$—

        The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31
	2009	2008
Deferred tax assets:
Allowance for loan losses	$38,431	$—
Net operating loss carry forward	601,995	—
Organization and start-up expenses	762,745	527,370
Stock options and warrants	65,523	—
Unrealized loss on securities available for sale	59,981	—
Other	2,944	—

Gross deferred tax assets	1,531,619	527,370
Valuation allowance	(1,406,799)	(527,370)

Net deferred tax assets	124,820	—
Deferred tax liabilities:
Accumulated depreciation	41,153	—
Capitalized loan costs and fees, net	7,295	—
Prepaid expense	16,391	—

Total deferred tax liabilities	64,839	—

Net deferred tax asset	$59,981	$—

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

        Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2009 and 2008, management has recorded a valuation allowance associated with continuing operations. Net deferred tax assets are recorded in other assets on the Company's consolidated balance sheets.

        The Company has a net operating loss for Federal income tax purposes of $1,770,574 as of December 31, 2009. This net operating loss begins to expire in the year 2029.

        A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	For the Calendar Year
	2009	2008
Tax benefit at Federal statutory rate	$(883,662)	$(468,931)
Stock-based compensation	17,067	—
Valuation allowance	879,429	—
Other	(12,834)	468,931

Income tax benefit	$—	$—

        The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. The Company's policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or noninterest expense, respectively.

16. Fair Value Measurements

        The current accounting literature requires the disclosure of fair value information for financial instruments, whether or not they are recognized in the consolidated balance sheets, when it is practical to estimate the fair value. The guidance defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

        The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

        The following methods and assumptions were used to estimate the fair value of significant financial instruments:

        Cash and Due from Banks—The carrying amount is a reasonable estimate of fair value.

        Federal Funds Sold—The carrying amount is a reasonable estimate of fair value.

        Interest-bearing Bank Deposits—Due to the short-term and liquid nature of these deposits, the carrying amount is a reasonable estimate of fair value.

        Restricted Cash—Stock Subscriptions Held in Escrow—The carrying amount is a reasonable estimate of fair value.

        Securities Available for Sale—Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions.

        With respect to securities available-for-sale, Level 1 includes those securities traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

        Federal Reserve Bank Stock—The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stock.

        Loans Receivable—For certain categories of loans, such as variable rate loans, which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

        Deposits—The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

        Lines of Credit—Due to their short-term nature, the fair value of the line of credit at December 31, 2008, approximated its carrying amount.

        Off-Balance-Sheet Financial Instruments—The carrying amount for loan commitments, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are typically based on current market rates.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

        The carrying values and estimated fair values of the Company's financial instruments are as follows:

	December 31
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$741,896	$741,896	$—	$—
Federal funds sold	813,827	813,827	—	—
Interest-bearing bank deposits	30,701,988	30,701,988	—	—
Restricted cash—stock subscriptions	—	—	2,371,528	2,371,528
Securities available for sale	17,029,866	17,029,866
Federal Reserve Bank stock	525,250	525,250	—	—
Loans receivable, net	10,436,992	10,405,000	—	—
Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	23,660,119	23,660,119	—	—
Certificates of deposits	20,323,745	20,363,806	—	—
Line of credit	—	—	1,622,770	1,622,770

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$660,743	$—	$—	$—

        Assets and liabilities carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

16. Fair Value Measurements (Continued)

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

        Assets measured at fair value on a recurring basis at December 31, 2009, are as follows:

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$—	$17,029,866	$—

Total	$—	$17,029,866	$—

        There were no assets measured at fair value on a recurring basis at December 31, 2008. As of December 31, 2009 and 2008, the Company had no liabilities carried at fair value or measured at fair value on a recurring basis.

        There are no assets or liabilities carried at fair value or measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008. The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans, which are deemed to be impaired, are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The Company had no impaired loans at December 31, 2009.

17. Net Loss Per Share

        Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during 2009 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

For the Calendar Year
2009
Net loss to common shareholders	$(2,599,005)
Weighted-average number of common shares outstanding	1,233,195

Net loss per share	$(2.11)

        The net loss for 2009, presented above, represents the net loss for the entire year, not just the period since the Bank opened on June 8, 2009. To be consistent, the weighted-average number of

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

17. Net Loss Per Share (Continued)

common shares outstanding was also computed for the full year, not just the period since the shares were issued.

18. Regulatory Matters

        Coastal Carolina National Bank is subject to various capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The Bank had not received notification from the OCC categorizing it under the regulatory framework for prompt corrective action; however, management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

        The Company's and the Bank's actual capital amounts (in thousands) and ratios as of December 31, 2009, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage(1)
Coastal Carolina Bancshares, Inc.	$17,042	31.18%	$2,186	4.0%	N/A	N/A
Coastal Carolina National Bank	16,152	30.04%	2,151	4.0%	2,688	5.0%
Tier I Risk-based Capital(2)
Coastal Carolina Bancshares, Inc.	17,042	93.63%	728	4.0%	N/A	N/A
Coastal Carolina National Bank	16,152	89.62%	721	4.0%	1,081	6.0%
Total Risk-based Capital(3)
Coastal Carolina Bancshares, Inc.	17,187	94.43%	1,456	8.0%	N/A	N/A
Coastal Carolina National Bank	16,297	90.42%	1,442	8.0%	1,802	10.0%

(1)
The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and servicing assets.

(2)
Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets,

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

18. Regulatory Matters (Continued)

  and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (principal investments).

(3)
Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on available-for-sale equity securities.

Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

19. Condensed Financial Information on Coastal Carolina Bancshares, Inc (Parent Company Only)

        The Parent Company's condensed balance sheet and related condensed statements of operations and cash flows are as follows:

Condensed Balance Sheets

	December 31
	2009	2008
Assets
Interest-bearing bank deposits	$886,703	$—
Investment in bank subsidiary	16,051,452
Restricted cash—stock subscriptions held in escrow	—	2,371,528
Premises and equipment, net	—	448,458
Deferred stock issuance costs	—	337,476
Other assets	3,299	51,667

Total assets	$16,941,454	$3,209,129

Liabilities and Shareholders' Equity Liabilities
Stock subscriptions received	—	2,365,000
Line of credit	—	1,622,770
Advances from organizers and founders	—	620,000
Accrued expenses and other liabilities	300	152,448

Total liabilities	300	4,760,218
Shareholders' Equity (Deficit)
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,186,000 issued and outstanding at December 31, 2009	21,860	—
Additional paid-in capital	21,553,663	—
Retained deficit	(4,533,543)	(1,551,089)
Accumulated other comprehensive loss	(100,826)	—

Total shareholders' equity (deficit)	16,941,154	(1,551,089)

Total liabilities and shareholders' equity	$16,941,454	$3,209,129

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

19. Condensed Financial Information on Coastal Carolina Bancshares, Inc (Parent Company Only) (Continued)

Condensed Statements of Operations

	For the Calendar Year		June 20, 2007 (Inception) to December 31, 2007
	2009	2008
Interest income
Stock subscriptions held in escrow	$78,246	$7,152	$—
Interest-bearing bank deposits	11,424	—	14

Total interest income	89,670	7,152	14
Interest expense
Lines of credit	42,338	20,120	—

Total interest expense	42,338	20,120	—

Net interest income (expense)	47,332	(12,968)	14
Noninterest income
Leasehold improvement allowance	12,500	—	12,500

Total noninterest income	12,500	—	12,500
Noninterest expense
Salaries and employee benefits	692,848	734,002	12,500
Occupancy and equipment	165,543	282,384	18,067
Data processing	15,209	8,516	—
Professional services	46,416	181,824	140,707
Marketing and business development	8,533	61,947	—
Corporate insurance	6,472	8,385	1,167
Postage and supplies	12,857	18,447	—
Telecommunications	9,735	18,923	—
Other	35,923	51,812	11,954

Total noninterest expense	993,536	1,366,240	184,395

Net loss before equity in loss of bank subsidiary	(933,704)	(1,379,208)	(171,881)
Equity in loss of bank subsidiary	(1,665,301)	—	—

Net loss	$(2,599,005)	$(1,379,208)	$(171,881)

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

19. Condensed Financial Information on Coastal Carolina Bancshares, Inc (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

	For the Calendar Year		June 20, 2007 (Inception) to December 31, 2007
	2009	2008
Operating activities
Net loss	$(2,599,005)	$(1,379,208)	$(171,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	62,191	62,616	—
Equity in loss of bank subsidiary	1,665,301	—	—
Stock-based compensation expense	147,814	—	—
Increase in accrued interest receivable	(3,299)	—	—
Increase (decrease) in accrued interest payable	(5,017)	5,017	—
Decrease (increase) in deferred stock issuance costs	337,476	(337,476)	—
Increase in other assets	(20,143)	(35,427)	(16,240)
Increase in other liabilities	93,372	108,295	39,136

Net cash used in operating activities	(321,310)	(1,576,183)	(148,985)
Investing activities
Investment in bank subsidiary	(17,499,910)	—	—
Purchases of premises and equipment, net	(19,347)	(511,074)	—

Net cash used in investing activities	(17,519,257)	(511,074)	—
Financing activities
Net increase (decrease) in stock subscriptions held in escrow	(2,365,000)	2,365,000	—
Net increase (decrease) in organizer advances	(620,000)	180,000	440,000
Net increase (decrease) in other borrowings	(1,622,770)	1,622,770	—
Proceeds from issuance of common stock, net of offering costs	20,963,512	—	—

Net cash provided by financing activities	16,355,742	4,167,770	440,000
Net increase (decrease) in cash and cash equivalents	(1,484,825)	2,080,513	291,015

Cash and cash equivalents, beginning of period	2,371,528	291,015	—

Cash and cash equivalents, end of period	$886,703	$2,371,528	$291,015

Supplemental disclosures of cash flow information:
Interest paid	$42,338	$20,120	$—
Noncash investing activities:
Stock-based compensation expensed at bank subsidiary	80,748	—	—
Pre-opening expenses allocated to subsidiary	2,203,170	—	—
Assets contributed to bank subsidiary:
Premises and equiptment	405,614	—	—
Other assets	71,810	—	—
Accrued expenses and other liabilities	(240,504)	—	—

Net assets contributed to bank subsidiary	$236,920	$—	$—

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements (Continued)

20. Subsequent Events

        In preparing these consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the consolidated financial statements or disclosed in the notes to the consolidated financial statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.

Management's Report on Internal Controls Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 15d-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

        There have been no significant changes in the Company's internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    Other Information.

Submission of Matters to a Vote of Security Holders

        The first annual meeting of shareholders was held on October 28, 2009 in Myrtle Beach, SC. Of the 2,180,000 shares of common stock outstanding, 1,577,757 voted either in person or by proxy.

        Of the 1,577,757 shares voted, all voted in favor of electing the Board of Directors as listed below. The Board was divided into three classes, each having seven members, so that the terms of only approximately one-third of the board members will expire at each annual meeting. Class I directors will serve a one-year term, expiring at the 2010 annual meeting of shareholders, Class II directors will serve a two-year term, expiring at the 2011 annual meeting of shareholders, and Class III directors will serve a three-year term, expiring at the 2012 annual meeting of shareholders.

        Our Directors and their classes are:

Class I	Class II	Class III
Robin W. Edwards*	William K. Bogache, M.D.*	J. Egerton Burroughs*
Gary L. Hadwin*	Henrietta U. Golding	Chester A. Duke*
Nelson L. Hardwick	Adair M. Graham, Jr.*	Marsha W. Griffin
Michael D. Owens*	Marilyn B. Hatley	Benjy A. Hardee
Douglas P. Wendel*	W. John Laymon*	L. Morgan Martin*
Debra D. Wilkins*	Andrew H. Lesnik	John L. Napier*
Vivian A. Wong	Dennis T. Worley*	Dennis L. Wade

*
Has served as a board member since 2008, and was an organizer of the Company.

        Additionally, the Company's 2009 Stock Incentive Plan was adopted. Of the 1,483,807 shares voted, 1,447,807 shares voted in favor, 18,500 shares voted against, and 17,500 shares abstained.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Set forth below is information regarding the Company's directors and executive officers as of the date of this filing. Each individual director has qualifications and skills that together as a whole create a strong and well-balanced board. The experience and qualifications of our directors include the following:

        William K. Bogache, M.D. of Myrtle Beach, SC, age 67, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and Vice Chairman of the Bank. Dr. Bogache is a board certified urologic surgeon. He was employed as a corporate and commercial real estate loan officer at C&S National Bank, Atlanta, Georgia, from 1968 - 1975. He served on the Board of Trustees of Grand Strand Regional Medical Center, Myrtle Beach, SC from 1996 - 2001, and as its chairman from 2000 - 2001. He was chief of staff of that Medical Center from 1993 to 1994. He is also a senior partner with Grand Strand Urology, LLP where he has practiced medicine since 1988 and has been Medical Director of Parkway Surgery Center of Myrtle Beach since 2001. He serves on the board of directors of the Long Bay Symphony and on the Grand Strand Advisory Board of Santee Cooper. Dr. Bogache's past experience in the banking industry and his involvement in the Myrtle Beach community, particularly in the medical field, led the board to conclude that he should serve as a director.

        J. Egerton Burroughs of Murrells Inlet, SC, age 63, is a director and Vice Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Burroughs is President of Burroughs Brothers Properties, a development company in Conway, SC, a position he has held since 1991. He also has been Chairman of the Board of Burroughs & Chapin Company, Inc., a real estate development company in Conway and Myrtle Beach since 1990. Mr. Burroughs' extensive business experience, and in-depth knowledge of the real estate industry, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

        Chester A. Duke of Garden City, SC, age 70, is a director and the Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Duke was Vice Chairman of Anchor Bank of Myrtle Beach, SC from 1999 until he retired in 2000. Previously, he was Chairman, President and Chief Executive Officer of M&M Financial Corporation, parent company of First National South (a combination of Marion National Bank and Davis National Bank) and President of Marion National Investment Corporation. Mr. Duke served as President of Davis National Bank from 1974 to 1981 and of Marion National Bank from 1981 to 1994 when the two combined to form First National South. He has served on the board of directors of the Business Development Corporation of South Carolina for the past 18 years. In the past, he has served as President of both the Independent Bankers of South Carolina and the South Carolina Bankers Association. He served three years on the board of the Federal Reserve Bank of Richmond. He also has served 12 years on the board of directors of the South Carolina Jobs Economic Development Authority and the South Carolina State Museum board of directors. Mr. Duke's extensive banking and directorial experience led the board to conclude that he should serve as a director.

        Robin W. Edwards of Myrtle Beach, SC, age 73, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Ms. Edwards is retired. She currently serves as a member of the board of directors of the Coastal Educational Foundation, Coastal Carolina University, Conway, SC, and the Board of Visitors, Edwards College, Coastal Carolina University. She is a past member of the Nursing College Board and the Dental College Board of the Medical University of South Carolina, Charleston, SC. Ms. Edwards' significant philanthropic involvement in the Myrtle Beach community led the board to conclude that she should serve as a director.

        Henrietta U. Golding of Myrtle Beach, SC, age 59, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Treasurer of Coastal Carolina National Bank. She is an attorney and shareholder with McNair Law Firm, P.A. and the firm's Myrtle Beach Office unit manager, positions she has held for more than five years. She served on the Myrtle Beach Advisory board of South Carolina National Bank and after its merger with Wachovia, the Wachovia Horry County Advisory board for a combined total of 27 years. Ms. Golding's extensive business experience, particularly in the legal field, and her ties to the Myrtle Beach community that provide the board with a useful appreciation of the markets we serve, led the board to conclude that she should serve as a director.

        Adair M. Graham, Jr. of Wilmington, NC, age 35, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Graham is a Credit Analyst at Live Oak Bank, headquartered in Wilmington, NC. Live Oak Bank is a State of North Carolina bank whose primary mission is to provide SBA financing to professional practices, such as veterinarians, on a national basis. Prior to joining Live Oak Bank, he was an associate with Cameron Management in Wilmington, a family owned company with a broad range of investments with an emphasis on real estate. He currently serves as Chair of the VMI Cameron Scholarship Fund, Member of the Executive Advisory Committee at Episcopal High School, Alexandria, VA, General Partner of BBC Family Limited Partnership, Managing Member of Cameron Group, LLC, Managing Member of Cameron Properties, LLC, and Managing Member of Hyde Company, LLC, all family owned companies. Mr. Graham's business experience and knowledge of the banking industry led the board to conclude that he should serve as a director.

        Marsha W. Griffin of North Myrtle Beach, SC, age 61, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Since 1998, she has been the President of Marsha Griffin & Associates, LLC of Myrtle Beach, a firm which provides executive coaching, teambuilding and leadership development for organizations and individuals. She is also a consultant for Business Education Expectations (BE2), the business enrichment arm of Early College High School of Myrtle Beach. She serves on the Small Business Association Board, Wall School of Business, Coastal Carolina University, Conway, SC. She is also an instructor at the South Carolina Bankers School, University of South Carolina, Columbia, SC. Ms. Griffin's extensive business and leadership experience, along with her significant community involvement, led the board to conclude that she should serve as a director.

        Gary L. Hadwin of Myrtle Beach, SC, age 51, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. He has been the President and Owner of Hadwin-White Pontiac-Buick-GMC Trucks-Subaru, Inc., a vehicle sales and service company in Conway, SC, since 1986.

Mr. Hadwin serves on the Advisory Board of the Wall School of Business, Coastal Carolina University, Conway, SC. Mr. Hadwin's business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

        Benjy A. Hardee of North Myrtle Beach, SC, age 56, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Hardee has been President and Chief Executive Officer of A. O. Hardee & Son, Inc., a heavy/highway site contractor licensed in North Carolina since 1985 and South Carolina since 1981. He is also the owner and president of River Hills Golf & Country Club in Little River and a developer of several Grand Strand area residential communities, including Royal Estates, Carriage Lakes and Waterfall. He is currently Vice Chairman of the board of directors of the Grand Strand Water & Sewer Authority. He served as a member of the Advisory Board of Branch Banking and Trust Company of Myrtle Beach from 2000 until March 2008. Mr. Hardee's knowledge of the real estate industry acquired through his business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

        Nelson L. Hardwick of Surfside Beach, SC, age 58, is a director of Coastal Carolina Bancshares, Inc. Mr. Hardwick has been managing owner of Nelson L. Hardwick & Associates, an engineering firm, since 2003. In addition, since 2005, he has represented District 106 in the South Carolina State House of Representatives. He is also President of South End Investors, Inc., a real estate development company with property located near Surfside Beach, SC and a Managing Partner of JEB, LLC, a real estate partnership with holdings on Highway 90 near Conway, SC. Mr. Hardwick's business experience and knowledge of the real estate market in the Myrtle Beach community led the board to conclude that he should serve as a director.

        Marilyn B. Hatley of North Myrtle Beach, SC, age 59, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Secretary of Coastal Carolina National Bank. Ms. Hatley has been the Mayor of North Myrtle Beach since 2001. She is also the owner of Visible Designs, Inc., a hair salon. She served on the Advisory Board of Crescent Bank of Myrtle Beach from 2004 - 2008. She also serves on the board of directors of the Municipal Association of South Carolina and is Chair of the Grand Strand Coastal Mayors Alliance. Mayor Hatley's business and leadership experience led the board to conclude that she should serve as a director.

        W. John Laymon of Myrtle Beach, SC, age 53, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Since 1996, Mr. Laymon has been the Director of Residential Real Estate for The Jackson Companies' Prestwick, Ocean Lakes and Sayebrook operations, all of Myrtle Beach. He was Chairman of the Board of the Myrtle Beach Regional Economic Development Corporation from 2005 to 2007. He was South Carolina Ambassador for Economic Development for 2007-2008 and is a member of the Horry County Economic Development Strategic Plan Task Force. He is also a member of the Gerson Lehrman Group Real Estate Council, Austin, Texas. Mr. Laymon's in-depth knowledge of the real estate industry and ties to the Myrtle Beach community led the board to conclude he should serve as a director.

        Andrew H. Lesnik of Myrtle Beach, SC, age 62, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Lesnik has been President of Lesnik Himmelsbach Wilson Hearl, Inc., an advertising and public relations firm in Myrtle Beach, since 1987. He is also Chief Executive Officer of Sheriar Press, Myrtle Beach, a South Carolina commercial printing company. Mr. Lesnik is past Chairman of the Board of PICA (Printing Industries of America), a not-for-profit trade association, and serves on the boards of directors of the not-for-profit organizations of Sheriar Foundation and Meher Fund. Mr. Lesnik's business experience in working with a broad cross section of industries in the Myrtle Beach community, providing marketing strategy and services, led the board to conclude he should serve as a director.

        L. Morgan Martin of Conway, SC, age 57, is a director and the Secretary of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Martin, an attorney, has been a partner with the law firm of Hearn, Brittain & Martin, P.A., Myrtle Beach since 1988 and served three terms in the South Carolina state legislature. Mr. Martin was a member of the Advisory Board of First Citizens Bank of Conway, SC from 1998 to 2008. Mr. Martin's extensive business experience, particularly in the legal field, led the board to conclude he should serve as a director.

        John L. Napier of Pawleys Island, SC, age 62, is a director and the Treasurer of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Napier, an attorney, has practiced law with his own firm, John L. Napier, LLC, since November 2003. From December 1995 until October 3, 2003, he was counsel to Winston & Strawn, an international law firm, in its Washington, DC office. Mr. Napier is a former United States Congressman from South Carolina, and a former federal judge on the United States Court of Federal Claims in Washington, DC. In the 1970's, he was counsel to several United States Senate committees, including an assignment as Chief Minority Counsel for the committee which wrote the Financial Disclosure Code for the United States Senate. In 1992, he was chosen as Outside Counsel to the United States House of Representatives committee investigating political influence and financial discrepancies in the United States House of Representatives Post Office. Mr. Napier's leadership and vast legislative experience led the board to conclude he should serve as a director.

        Michael D. Owens of Myrtle Beach, SC, age 52, is a director and President and Chief Executive Officer of Coastal Carolina Bancshares, Inc. and is a director and President and Chief Executive Officer of Coastal Carolina National Bank. Mr. Owens was manager of Coastal Carolina Dream Team, LLC, from November 2007 until it merged with the company in April 2008. Mr. Owens has more than 28 years of banking experience. From 1997 to 2007, he was President, Chief Executive Officer and a director of The Coastal Bank and Coastal Bancshares, Inc., headquartered in Savannah, Georgia. Prior to that, he was President, Chief Executive Officer and a director of Atlantic Savings Bank, FSB, a wholly-owned subsidiary of Wachovia Corporation headquartered in Hilton Head Island, South Carolina. Mr. Owens held various executive level jobs with Wachovia and its subsidiaries in different locations from 1980 until 1997. He was a board member of Coastal Area District Development Authority (CADDA) and voting member of the Loan Committee, as well as a member of the Coastal Board, of the Georgia Chapter of The Nature Conservancy. He previously served as a board member of the Georgia Bankers Association, where he was Chairman of the Community Bankers Committee, as Chairman of the Board of Trustees, Hilton Head Island Museum, and as a board member of the Greater Island Committee, Hilton Head Island. Mr. Owens is a Paul Harris Fellow of Rotary Club International. Mr. Owens' extensive banking experience led the board to conclude that he should serve as President, Chief Executive Officer and a director.

        Holly L. Schreiber, CPA of Myrtle Beach, SC, age 44, is Chief Financial Officer and Assistant Treasurer of Coastal Carolina Bancshares, Inc. and is Chief Financial Officer and a Senior Vice President of the Bank. Ms. Schreiber joined the Company on March 3, 2008. From September 2006 until February 2008, Ms. Schreiber was a consultant in the Charlotte, NC office of Resources Global Professional, an international consulting firm headquartered in Irvine, CA, and was assigned to various companies to serve as a financial reporting consultant, including several banks. From July 2007 to December 2007 she also did contract consulting for Robert Half International, a contract consulting firm located in Charlotte, NC, and in that capacity served as Interim Chief Financial Officer for Carolina Premier Bank, a de novo bank in Charlotte, NC. From June 1999 until October 2003, Ms. Schreiber was a Senior Vice President for National City Corporation, a bank holding company, with responsibilities in the areas of accounting, financial reporting, and investor relations. Ms. Schreiber held various senior finance positions with several other financial institutions from July 1993 until May 1999, including Fifth Third Bancorp. Prior to that, she served as an audit manager in the financial services practice of KPMG, LLP.

        Dennis L. Wade of Myrtle Beach, SC, age 48, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Wade has been President and Chief Executive Officer of The

Jackson Companies of Myrtle Beach since 2001. He currently serves as Treasurer of the South Carolina Chamber of Commerce Board and is a past Chairman of the Myrtle Beach Area Chamber of Commerce Board. He is also Treasurer of the Coastal Educational Foundation Board and serves on the Board of Visitors of the Wall School of Business, Coastal Carolina University, Conway, SC. Mr. Wade's extensive business and finance experience led the board to conclude he should serve as a director.

        Douglas P. Wendel of Myrtle Beach, SC, age 66, is a director of Coastal Carolina Bancshares, Inc. and is a director and the Chairman of the board of directors of Coastal Carolina National Bank. Mr. Wendel was President and Chief Executive Officer of Burroughs & Chapin Company, Inc. of Myrtle Beach from 1993 until his retirement on July 31, 2007. Since his retirement, he has been an employee/consultant to Burroughs & Chapin Company, Inc. He currently serves on the following boards of directors: South Carolina Chamber of Commerce, the Northeastern Strategic Alliance of South Carolina and Business Education Expectations (BE2), the business enrichment arm of Early College High School, of Myrtle Beach. He is also a member of the Board of Visitors, Wall School of Business, Coastal Carolina University, Conway, SC and the former Chairman of The Tourism Alliance of South Carolina, Columbia, SC. Mr. Wendel's leadership skills and in-depth knowledge of the real estate industry acquired through his prior business experience, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

        Debra D. Wilkins of Greenville, SC, age 55, is a director of Coastal Carolina Bancshares, Inc. Mrs. Wilkins is a paralegal with the law firm of Nexsen Pruet, LLC, in Greenville, SC, and was a judicial assistant with the United States Court of Appeals for the Fourth Circuit for 21 years. She is a member of the Board of Visitors of the Medical University of South Carolina in Charleston, SC. She is a past member of the Upstate Affiliate of the Susan G. Komen for the Cure. Ms. Wilkin's management experience in the legal industry led the board to conclude she should serve as a director.

        Vivian A. Wong of Greenville, SC, age 69, is a director of Coastal Carolina Bancshares, Inc. Ms. Wong has been a real estate investor and developer for over 32 years. Ms. Wong is chairwoman of Pacific Gateway Capital, LLC, a company she formed in 2001 that specializes in new United States/China trade, including development of United States retail franchises in China and attracting Chinese investment to South Carolina. She was co-founder and organizing director of Independence National Bank in Greenville, SC and co-founder and organizing director of Touchmark National Bank, Norcross, GA and currently serves on both of those banks' boards of directors. Ms. Wong's extensive business experience, directorial experience in the banking industry and knowledge of the real estate industry, led the board to conclude that she should serve as a director.

        Dennis T. Worley of Tabor City, NC, age 53, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Worley, an attorney, has practiced law in the McGougan Law Firm of Tabor City since 1981 and has been a partner in that firm since 1983. Mr. Worley served on the Columbus National Bank Advisory Committee, Fair Bluff, NC from 1987 to1991 and the Horry County State Bank Advisory Committee, Tabor City from 1999 to 2007). A former director of East Coast Insurance Agency, Tabor City, he is co-organizer, Tabor City Investment Club and a member and past President of the North Carolina Electric Membership Cooperative Counsel Association. He has served as General Counsel to Brunswick Electric Membership Corporation and Rural Consumer Services Corporation, both of Shallotte, NC since 1990. He served as a Trustee of the University of North Carolina at Wilmington from 1999 to 2007. Mr. Worley's extensive business, leadership and bank advisory experience, led the board to conclude he should serve as a director.

        Family Relationships.    Benjy A. Hardee is the brother-in-law of L. Morgan Martin. There are no other family relationships among any of our executive officers and directors.

Code of Ethics

        The Company's Board of Directors has adopted a Conflict of Interest and Code of Ethics Policy that applies to its directors, officers and employees. A copy of this policy is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

        The following table shows the cash compensation we paid to our Chief Executive Officer, Chief Financial Officer, and Vice President for the years 2009 and 2008, including total annual compensation. None of our other executives earned annual compensation in excess of $100,000 in 2009 or 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($) (d)	Stock Awards(2) (e)	Option Awards(3) (f)	Non-Equity Incentive Plan Compensation (g)	Non-Qualified Deferred Compensation Earnings (h)	All Other Compensation ($)(4) (i)	Total (j)
Michael D. Owens	2009	$190,000	$—	$—	$164,743	$—	$—	$9,009	$363,752
President, Chief Executive	2008	168,889	30,000	—	—	—	—	5,668	204,557
Officer
Holly L. Schreiber	2009	153,333	7,000	—	45,800	—	—	9,866	215,999
Chief Financial Officer	2008	125,000	10,000	—	—	—	—	12,000	147,000
Joel P. Foster(5)	2009	140,000	—	10,000	68,700	—	—	8,125	226,825
Vice President	2008	150,000	5,000	—	—	—	—	4,104	159,104

(1)
Mr. Owens was paid a salary at the annual rate of $130,000 from January 1, 2008 to June 20, 2008, and then from June 20, 2008 to December 31, 2008, he was paid a salary at the annual rate of $180,000. Since September 1, 2009, Mr. Owens was paid a salary at the annual rate of $210,000.

Ms. Schreiber began employment with the Company on March 3, 2008, and thus was paid her salary at the annual rate of $150,000 from March 3, 2008 to December 31, 2008. Since September 1, 2009, Ms. Schreiber was paid at the annual rate of $160,000.

Mr. Foster was paid his salary at the annual rate of $150,000 from January 1, 2008 to October 31, 2009. Since November 1, 2009, Mr. Foster has been paid his salary at the annual rate of $90,000.

(2)
This amount represents the $10.00 grant date fair value per share of restricted stock awarded during the year.

(3)
These amounts represent the $2.29 grant date fair value per share of stock options awarded during the year. The stock option award for Mr. Foster with a grant date fair value of $68,700 was forfeited on November 1, 2009. Refer to "Notes to Consolidated Financial Statements, Note 13—Stock-Based Compensation," included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option and stock awards.

(4)
All other compensation for Mr. Owens includes relocation expense and use of the Company's automobile, to include the annual lease valuation of the vehicle allocated between personal and business use based on mileage plus the personal-use percentage of 25% for insurance premiums, fuel, and maintenance.

All other compensation for Ms. Schreiber includes transitional housing assistance ($12,000 in 2008 and $9,600 in 2009) and auto-related expense.

All other compensation for Mr. Foster includes club membership dues and an automobile allowance.

(5)
On July 30, 2009, Mr. Foster was reassigned from his former Chief Lending Officer position to a new position, that of Commercial Relationship Manager of the Bank.

        The following table sets forth information regarding the outstanding equity awards for our named executive officers at December 31, 2009:

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexcercised Options (#) Unexercisable(1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(2) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Michael D. Owens	—	71,940	—	$10.00	6/8/2019	—	$—	—	$—
Holly L. Schreiber	—	20,000	—	10.00	6/8/2019	—	—	—	—
Joel P. Foster	—	—	—	—	—	1,000	10,000	—	—

(1)
Stock options vest ratably at 20% per year on the grant-date anniversary.

(2)
Restricted stock vests on the third grant-date anniversary.

Employment Arrangements

        In May 2008, we entered into an employment agreement with Michael D. Owens, the President and Chief Executive Officer of the Company and the Bank. The term of Mr. Owens' employment agreement expires on the third anniversary of the date the Bank opened for business and is subject to an automatic one-year extension on the second anniversary of such opening date and each subsequent anniversary of such date provided that our board of directors determines he has met the Company's performance requirements and standards. As of March 25, 2010, Mr. Owens receives an annual salary of $210,000. He is eligible to receive salary increases as determined by the board of directors. Mr. Owens is eligible to receive performance bonuses of 20%, 30% or 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors. As of March 25, 2010, Mr. Owens has been granted options to purchase a total of 71,940 shares of common stock. These options were granted in 2009 and vest over a five-year period and have a term of ten years. During his employment term, Mr. Owens will be eligible to receive additional equity based awards in the discretion of the board of directors.

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

        We also have entered into an employment agreement with Holly L. Schreiber, our Chief Financial Officer, on April 17, 2008. This agreement has a term of one year. At the end of the initial one-year term and on the anniversary date each year thereafter, the term will be extended by one year so that the remaining term will again be one year unless either the employee or the employer notifies the other that it elects not to extend. As of March 25, 2010, Ms. Schreiber receives an annual salary of $160,000. She is eligible to receive salary increases as determined by the board of directors. As of

March 25, 2010, Ms. Schreiber has been granted options to purchase a total of 20,000 shares of common stock. These options were granted in 2009 and vest over a five-year period and have a term of ten years. During the term of her employment, Ms. Schreiber is also eligible to receive additional equity based awards in the discretion of the board of directors.

        If Ms. Schreiber's employment is terminated without "cause" (as defined in her employment agreement) or Ms. Schreiber terminates her employment for "good reason" (as defined in her employment agreement), her annual salary less any compensation she receives from any new employment shall be paid to her for 12 additional months.

        Pursuant to the terms of their respective employment agreements, each of Mr. Owens and Ms. Schreiber has agreed that during the term of his or her employment and for a period of 18 months after the termination of employment for any reason other than (i) termination by the Company without "cause," as such term is defined in the employee's employment agreement, (ii) termination by the employee for "good reason," as such term is defined in the employee's employment agreement; (iii) termination if the Bank does not commence operations or if his or her employment is not approved by the OCC or FDIC; or (iv) termination as a result of the Company not being expected to raise pursuant to this offering the needed equity, as determined by the Company's board of directors, he or she will not directly or indirectly engage in the banking and financial services business or any other business in which the Company or any of its subsidiaries is engaged, including efforts to organize a banking or other financial services business anywhere within Horry, Georgetown, Florence and Williamsburg Counties in South Carolina and Brunswick and Pender Counties in North Carolina.

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

        Also, pursuant to the terms of their respective employment agreements, all unvested options held by Mr. Owens and Ms. Schreiber will also vest upon his or her death or disability or if his or her employment is terminated without "cause" or for "good reason."

        Joel P. Foster, our former Chief Lending Officer and current Commercial Banking Officer, receives an annual salary of $90,000. Mr. Foster is an "at will" employee and is not party to any contract, plan or arrangement, whether written or unwritten, that provides for payments in the event of termination or upon a change in control.

2009 Stock Incentive Plan

        On October 28, 2009, our shareholders approved the Coastal Carolina Bancshares, Inc. 2009 Stock Incentive Plan, under which we can award stock options and restricted stock to our employees and officers. The purpose of the plan is to encourage employees to increase their efforts to make us more successful, to provide an additional inducement for such individuals by providing the opportunity to acquire shares of our common stock on favorable terms and to provide a means through which we may attract, encourage and retain qualified employees

        The plan provides for the issuance of up to 161,778 shares of our common stock, subject to adjustment upon certain changes in capitalization. Under the plan, we may grant either incentive stock options, nonqualified stock options or restricted stock. It is intended that certain options granted under the plan will qualify as incentive stock options under Section 422 of the Internal Revenue Code of

1986, as amended, and other options granted thereunder will be non-qualified stock options. Incentive stock options are eligible for favored tax treatment, while non-qualified stock options do not qualify for such favored tax treatment. The plan is administered by our Compensation/Governance/ Nominating Committee. The Committee has the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that it may deem necessary or advisable to administer the plan. The Committee determines, within the limits of the plan, the number of shares of common stock subject to an award, to whom an award is granted and the exercise or purchase price and forfeiture or termination provisions of each award. Each award will be subject to a separate agreement that will reflect the terms of the award. The Committee also determines the periods of time (not exceeding ten years from the date of grant in the case of an incentive stock option) during which options will be exercisable. Each participant who is awarded restricted stock must enter into a restricted stock agreement with the Company agreeing to the terms and conditions of the award and such other matters consistent with the plan as the Committee may determine. Unless otherwise provided in an award agreement, in the event of a change of control of the Company, as defined in the plan, the vesting of any outstanding awards granted under the plan will be accelerated and any restrictions lifted, and all such awards will be fully exercisable or fully vested, as the case may be.

Director Compensation

        The following table sets forth information regarding director compensation:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Warrants ($)(1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($)(2) (g)	Total (h)
William K. Bogache	$—	$—	$19,741	$—	$—	$—	$19,741
J. Egerton Burroughs	—	—	37,071	—	—	—	37,071
Chester A. Duke	—	—	28,055	—	—	—	28,055
Robin W. Edwards	—	—	17,726	—	—	—	17,726
Henrietta U. Golding	—	—	17,222	—	—	—	17,222
Adair M. Graham, Jr.	—	—	17,222	—	—	—	17,222
Marsha W. Griffin	—	—	16,330	—	—	339	16,669
Gary L. Hadwin	—	—	14,718	—	—	—	14,718
Benjy A. Hardee	—	—	142,017	—	—	307	142,324
Nelson L. Hardwick	—	—	14,718	—	—	—	14,718
Marilyn B. Hatley	—	—	14,734	—	—	—	14,734
W. John Laymon	—	—	15,970	—	—	—	15,970
Andrew H. Lesnik	—	—	19,741	—	—	—	19,741
L. Morgan Martin	—	—	18,990	—	—	—	18,990
John L. Napier	—	—	15,977	—	—	335	16,312
Michael D. Owens	—	—	34,995	—	—	—	34,995
Larry Silver	—	—	24,148	—	—	—	24,148
Dennis L. Wade	—	—	18,481	—	—	—	18,481
Douglas P. Wendel	—	—	38,130	—	—	291	38,421
Debra D. Wilkins	—	—	14,718	—	—	—	14,718
Vivian A. Wong	—	—	14,718	—	—	—	14,718
Dennis T. Worley	—	—	30,802	—	—	—	30,802

(1)
This amount represents the $2.29 grant date fair value per share of warrants awarded during the year. All Organizer—founder warrants included above vested upon issuance. Director warrants of 8,000 each, included above, issued to Mssrs. Burroughs, Duke, and Wendel vest on the third grant-date anniversary. Refer to "Notes to Consolidated Financial Statements, Note 14—Warrants," included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our warrants.

(2)
Amounts representative of recognition awards.

        In 2009, we did not pay our outside directors fees for board or committee meeting attendance. We do not intend to pay directors cash fees until the Bank is profitable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table shows how much common stock in our company is owned by our directors and certain executive officers, and owners of more than five percent of the outstanding common stock, as of March 1, 2010. The addresses of our directors and executive officers are the same as the address of the Bank. This table includes shares based on the "beneficial ownership" concepts as defined by the Securities and Exchange Commission. Our directors and executive officers are deemed to beneficially own shares held by their spouses, minor children and other relatives residing in their households, or by trusts, partnerships, corporations or deferred compensation plans controlled by such persons. In addition, this table reflects the assumed exercise of the organizer-founder warrants granted to each founder and organizer, which became exercisable upon issuance. The table does not reflect stock options granted to Mr. Owens (71,940) or Ms. Schreiber (20,000), as those options do not become exercisable within 60 days of March 1, 2010, nor does the table include 24,000 director warrants, consisting of 8,000 warrants each to Messrs. Burroughs, Duke, and Wendel, as those warrants are not exercisable within 60 days.

Name of Beneficial Owner	Number of Shares Owned(1)	Exercisable Warrants(2)	Total Beneficial Ownership (#)	Percentage Beneficial Ownership
Directors and Executive Officers
William K. Bogache	34,575	8,620	43,195	1.97%
J. Egerton Burroughs(3)	54,575	6,442	61,017	2.78%
Chester A. Duke	36,575	2,505	39,080	1.79%
Robin W. Edwards	30,575	7,740	38,315	1.75%
Henrietta U. Golding(4)	29,575	7,520	37,095	1.69%
Adair M. Graham, Jr.(5)	29,575	7,520	37,095	1.69%
Marsha W. Griffin	26,575	10,546	37,121	1.69%
Gary L. Hadwin	24,575	6,427	31,002	1.41%
Benjy A. Hardee	163,500	62,016	225,516	10.03%
Nelson L. Hardwick(6)	24,575	6,427	31,002	1.41%
Marilyn B. Hatley	24,608	5,934	30,542	1.39%
W. John Laymon(7)	27,075	6,974	34,049	1.55%
Andrew H. Lesnik	34,575	8,620	43,195	1.97%
L. Morgan Martin	33,075	8,792	41,867	1.91%
John L. Napier(8)	27,075	10,546	37,621	1.71%
Michael D. Owens	65,064	13,536	78,600	3.57%
Holly L. Schreiber	5,000	—	5,000	0.23%
Dennis L. Wade(9)	32,075	8,070	40,145	1.83%
Douglas P. Wendel	54,575	6,905	61,480	2.80%
Debra D. Wilkins	24,575	6,427	31,002	1.41%
Vivian A. Wong	24,575	6,427	31,002	1.41%
Dennis T. Worley	54,575	13,451	68,026	3.09%
Owner of 5% or more of common stock
Frank A. Stewart	150,000	—	150,000	6.86%
2000 Rhyne Carter Rd.
Gastonia, NC 28054
All directors, executive officers, and owners of more than 5% of outstanding shares as a group (23 persons)			1,232,967	56.40%

(1)
"Beneficial ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes option and warrants that are exercisable within 60 days of March 1, 2010. The ownership percentages are based upon 2,186,000 shares of common stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of our common stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Represents organizer/founder warrants granted on June 8, 2009, and which were immediately exercisable.

(3)
Includes 38,000 shares of common stock pledged as collateral on loans outstanding.

(4)
Includes 25,000 shares of common stock pledged as collateral on loans outstanding.

(5)
Includes 20,000 shares of common stock pledged as collateral on loans outstanding.

(6)
Includes 14,000 shares of common stock pledged as collateral on loans outstanding.

(7)
Includes 20,000 shares of common stock pledged as collateral on loans outstanding.

(8)
Includes 20,000 shares of common stock pledged as collateral on loans outstanding.

(9)
Includes 27,500 shares of common stock pledged as collateral on loans outstanding.

Equity Based Compensation Plan Information

        The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	71,940	$10.00	63,838
Equity compensation plans not approved by security holders(2)	255,992	10.00	—

Total	327,932	$10.00	63,838

(1)
At our annual meeting in 2009, we adopted the 2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan.

(2)
In connection with our organization, we granted an aggregate of 255,992 warrants to our organizers and one non-organizer/founder. These warrants are exercisable at a price of $10.00 per share and may be exercised any time prior to June 8, 2019. If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2009, these persons and firms were indebted to the Company in the aggregate amount of $465,818. These extensions of credit were made during 2009.

        On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina from a company in which J. Egerton Burroughs serves on the board of directors. The term of the lease is for three years with four one-year renewal options. Rent increases three percent each renewal period. Rental expense for the years ended December 31, 2009 and 2008 was $160,650 and $133,263, respectively. Rental expense for the period June 20, 2007 (Inception) to December 31, 2007 was $14,000. The lease was amended on February 12, 2008, making rent for the initial lease term $6,694 per month through April 30, 2008, and increasing to $13,388 per month beginning May 1, 2008. Total aggregate payments due under the lease during the initial term are $441,788. Future minimum lease payments under the lease are $133,875 in 2010.

        A public relations firm has been retained to provide marketing and public relations services for the Bank. Andrew H. Lesnik is a principal in the public relations firm. The Company incurred marketing and public relations fees of $109,023 and $92,897 for services rendered by the firm for the years ended December 31, 2009 and 2008, respectively. Of the $201,920 in marketing and public relations fees paid to the firm since inception through December 31, 2009, $46,804 were direct offering costs, and thus, charged directly to capital. The Company anticipates paying additional sums to that firm during 2010.

        The Company engaged a law firm for legal services associated with the formation of the Company and the Bank. Henrietta U. Golding is a shareholder with that firm. The Company incurred legal fees of $59,199, $120,088, and $52,788 for services rendered by the firm for the years ended December 31, 2009 and 2008, and for the period of June 20, 2007 (Inception) through December 31, 2007, respectively. Of the legal fees incurred of $232,075 for the period June 20, 2007 (Inception) to December 31, 2009, $87,330 were direct offering costs, and thus, charged directly to capital. The Company does not currently anticipate paying any significant amounts to that firm during 2010.

        The Company engaged a design firm to provide interior design services, including the costs of decorative furnishings, for the initial Bank office. The president of the design firm is the wife of William K. Bogache. The Company had paid and capitalized, as premises and equipment and leasehold improvements, $148,548 through December 31, 2008. Such firm has not performed any services for the Company during 2009, and the Company does not currently anticipate paying any significant additional amounts to that firm during 2010.

        During the period June 20, 2007 (Inception) to December 31, 2008, the Company paid $24,000 in consulting fees to a company in which J. Egerton Burroughs is the president. Such company has not performed any services for the Company during 2009, and it is not anticipated that it will perform any such services in the future.

Director Independence

        Our Board of Directors has determined each of our current directors, except Mr. Owens, is an "independent director" under NASDAQ Rule 5605(c)(2). Mr. Owens currently serves as both the Company's and the Bank's President and Chief Executive Officer.

        The Audit/Compliance/Risk Management Committee assists the Board in fulfilling its oversight responsibilities by reviewing the Company's financial reporting, the system of internal controls, and the audit process, and by monitoring compliance with applicable laws, regulations and policies. The committee also functions as the Board of Director's oversight for all risk management and compliance matters. The committee monitors the risk framework of the Company, promotes effective management of all risk categories, and fosters the establishment and maintenance of an effective risk culture throughout the Company.

        The current members of the Audit/Compliance/Risk Management Committee are Dennis L. Wade (Chairman), Douglas P. Wendel (Vice Chairman), Chester A. Duke, Vivian A. Wong, Marilyn B. Hatley, Dennis T. Worley, John L. Napier, Adair M. Graham, Jr. and Debra D. Wilkins. The board of directors has determined that Mr. Wade is an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission.

        Under the NASDAQ independence rules for audit committee members, all members are independent.

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

Item 14.    Principal Accounting Fees and Services.

        Elliott Davis, LLC was our auditor for the years 2009 and 2008. The following table shows the fees that we paid for services performed in these years:

	For the Calendar Year
Description	2009	2008
Audit fees	$51,900	$11,250
Audit related fees	—	—
Tax fees	3,625	3,885
Other fees	1,300	8,528

	$56,825	$23,663

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)
  (1)  Financial Statements

  (2)
  Financial Statement Schedules

          These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

  (3)
  Exhibits

        The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1(a)		Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1, File No. 333-152331).

3.1(b)		Articles of Amendment (incorporated by reference to Exhibit 3.1 (b) of the Registration Statement on Form S-1, File No. 333-152331).

3.1(c)		Articles of Merger (incorporated by reference to Exhibit 3.1(c) of the Registration Statement on Form S-1, File No. 333-152331).

3.2		Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Coastal Carolina Bancshares, Inc.'s Report on Form 10-K, filed on March 31, 2009).

4.1		See Exhibits 3.1(a) and (b) and 3.2 for provisions of Coastal Carolina Bancshares, Inc.'s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2		Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on From S-1, File No. 333-152311).

4.3	*	Form of Organizer/Founder Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1, File No. 333-152331).

4.4	*	Form of Director Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1, File No. 333-152331).

10.1	*	Employment Agreement between Coastal Carolina Bancshares, Inc. and Michael D. Owens, dated May 28, 2008 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-152331).

10.2(a)	*	Employment Agreement between Coastal Carolina Bancshares, Inc. and Joel P. Foster, dated April 9, 2008 (incorporated by reference to Exhibit 10.2(a) of the Registration Statement on Form S-1, File No. 333-152331).

10.2(b)	*	Amendment to Employee Agreement between Coastal Carolina Bancshares, Inc. and Joel P. Foster, dated April 9, 2008 (incorporated by reference to Exhibit 10.2(b) of the Registration Statement on Form S-1, File No. 333-152331).

10.3	*	Employment Agreement between Coastal Carolina Bancshares, Inc. and Holly L. Schreiber, dated April 17, 2008 (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1, File No. 333-152331).

10.4(a)		Lease Agreement between Coastal Carolina Bancshares, Inc. (as successor by merger to Coastal Carolina Dream Team, LLC) and Myrtle Beach Farms Company, Inc., dated November 13, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registration Statement on Form S-1, File No. 333-152331).

10.4(b)	Amendment to Lease Agreement, dated February 12, 2008 (incorporated by reference to Exhibit 10.4(b) of the Registration Statement on Form S-1, File No. 333-152331).

10.4(c)	Second Amendment to Lease Agreement, dated April 24, 2008 (incorporated by reference to Exhibit 10.4(C) of the Registration Statement on Form S-1, File No. 333-152331).

10.6(a)	Escrow Agreement between South Carolina Bank and Trust and Coastal Carolina Bancshares, Inc., dated June 6, 2008 (incorporated by reference to Exhibit 10.6(a) of the Registration Statement on Form S-1, File No. 333-152331).

10.6(b)	Form of Restated Escrow Agreement (incorporated by reference to Exhibit 10.6(b) of the Registration Statement on Form S-1, File No. 333-152331).

10.7(a)	Commitment Letter from South Carolina Bank and Trust, dated February 29, 2008 (incorporated by reference to Exhibit 10.7(a) of the Registration Statement on Form S-1, File No. 333-152331).

10.7(b)	Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated April 1, 2008 (incorporated by reference to Exhibit 10.7(b) of the Registration Statement on Form S-1, File No. 333-152331).

10.7(c)	Note dated April 1, 2008 to South Carolina Bank and Trust (incorporated by reference to Exhibit 10.7(c) of the Registration Statement on Form S-1, File No. 333-152331).

10.7(d)	Modification Agreement, dated April 23, 2008, between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust (incorporated by reference to Exhibit 10.7(d) of the Registration Statement on Form S-1, File No. 333-152331).

10.8	Engagement Letter, dated August 4, 2008, between Coastal Carolina Bancshares, Inc. and Commerce Street Capital, LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1, File No. 333-152331).

10.9	Agreement between Fiserv Solutions, Inc. and Coastal Carolina National Bank (in organization) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1, File No. 333-152331).

10.10	Form of Agency Agreement between Commerce Street Capital, LLC and Coastal Carolina Bancshares, Inc. (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-1, File No. 333-152331).

10.11(a)	Commitment Letter from South Carolina Bank and Trust, dated January 13, 2009 (incorporated by reference to Exhibit 10.12(a) to the Coastal Carolina Bancshares, Inc.'s Report on Form 10-K, filed on March 31, 2009).

10.11(b)	Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated January 29, 2009 (incorporated by reference to Exhibit 10.12(b) to the Coastal Carolina Bancshares, Inc.'s Report on Form 10-K, filed on March 31, 2009).

10.11(c)	Note dated January 29, 2009 to South Carolina Bank and Trust (incorporated by reference to Exhibit 10.12(c) to the Coastal Carolina Bancshares, Inc.'s Report on Form 10-K, filed on March 31, 2009).

10.12	2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan

14.1	Conflict of Interest and Code of Ethics Policy (incorporated by reference to Exhibit 14.1 to the Coastal Carolina Bancshares, Inc.'s Report on Form 10-K, filed on March 31, 2009).

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certification of the President and Chief Executive Officer

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of the President and Chief Executive Officer

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        The registrant is filing this report pursuant to section 15(d) of the Securities Act. The registrant has not sent an annual report to security holders covering our last fiscal year. If any annual report is furnished to shareholders subsequent to the filing of this annual report on Form 10-K, the registrant shall furnish copies of such materials to the Securities and Exchange Commission when it is sent to security holders. Copies of our proxy statement furnished to security holders in connection with our 2009 annual meeting of shareholders will be furnished to the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 24, 2010	By:	/s/ MICHAEL D. OWENS Michael D. Owens President and Chief Executive Officer
Date: March 24, 2010	By:	/s/ HOLLY L. SCHREIBER Holly L. Schreiber Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this repot has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL D. OWENS Michael D. Owens	President and Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2010
/s/ CHESTER A. DUKE Chester A. Duke	Chairman of the Board and Director	March 24, 2010
J. Egerton Burroughs	Vice Chairman of the Board and Director
/s/ HOLLY L. SCHREIBER Holly L. Schreiber	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2010
/s/ WILLIAM K. BOGACHE, M.D. William K. Bogache, M.D.	Director	March 24, 2010
/s/ ROBIN W. EDWARDS Robin W. Edwards	Director	March 24, 2010
/s/ HENRIETTA U. GOLDING Henrietta U. Golding	Director	March 24, 2010

Signature	Title	Date

/s/ MARSHA W. GRIFFIN Marsha W. Griffin	Director	March 24, 2010
/s/ ADAIR M. GRAHAM, JR. Adair M. Graham, Jr.	Director	March 24, 2010
/s/ GARY HADWIN Gary Hadwin	Director	March 24, 2010
/s/ BENJY A. HARDEE Benjy A. Hardee	Director	March 24, 2010
/s/ NELSON L. HARDWICK Nelson L. Hardwick	Director	March 24, 2010
/s/ MARILYN B. HATLEY Marilyn B. Hatley	Director	March 24, 2010
/s/ W. JOHN LAYMON W. John Laymon	Director	March 24, 2010
Andrew H. Lesnik	Director
/s/ L. MORGAN MARTIN L. Morgan Martin	Director	March 24, 2010
/s/ JOHN L. NAPIER John L. Napier	Director	March 24, 2010
/s/ DENNIS L. WADE Dennis L. Wade	Director	March 24, 2010

Signature	Title	Date

/s/ DOUGLAS P. WENDEL Douglas P. Wendel	Director	March 24, 2010
/s/ DEBRA D. WILKINS Debra D. Wilkins	Director	March 24, 2010
/s/ VIVIAN A. WONG Vivian A. Wong	Director	March 24, 2010
/s/ DENNIS T. WORLEY Dennis T. Worley	Director	March 24, 2010

EXHIBIT INDEX

Exhibit Number	Description
10.12	2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan
21.1	Subsidiaries of the Company
31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.