Form 10-Q
period 2010-03-31
Coastal Carolina Bancshares, Inc.
filed 2010-05-14
CIK 1437213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,186,000 shares of common stock, par value $0.01 per share, were outstanding as of May 14, 2010.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$539,404	$741,896
Federal funds sold	—	813,827
Interest-bearing bank deposits	30,467,246	30,701,988
Securities available for sale	19,793,999	17,029,866
Federal Reserve Bank stock	525,250	525,250
Loans receivable	11,655,651	10,581,837
Allowance for loan losses	(373,302)	(144,845)
Loans, net	11,282,349	10,436,992
Premises and equipment, net	420,688	464,174
Other assets	420,379	444,471
Total assets	$63,449,315	$61,158,464

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing demand	$1,014,718	$700,533
Interest checking	1,339,387	1,272,341
Money market	22,228,363	21,558,971
Savings	127,867	128,274
Certificates of deposit	22,189,289	20,323,745
Total deposits	46,899,624	43,983,864
Accrued expenses and other liabilities	237,750	233,446
Total liabilities	47,137,374	44,217,310

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,186,000 issued and outstanding at March 31, 2010 and December 31, 2009	21,860	21,860
Additional paid-in capital	21,630,529	21,604,774
Unearned compensation, nonvested restricted stock	(46,111)	(51,111)
Retained deficit	(5,243,812)	(4,533,543)
Accumulated other comprehensive loss	(50,525)	(100,826)
Total shareholders’ equity	16,311,941	16,941,154
Total liabilities and shareholders’ equity	$63,449,315	$61,158,464

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income
Loans, including fees	$166,842	$—
Federal funds sold and interest-bearing bank deposits	121,462	—
Securities	186,011	—
Federal Reserve stock dividend	7,771	—
Stock subscriptions held in escrow	—	30,381
Total interest income	482,086	30,381
Interest expense
Deposits:
Interest checking	2,555	—
Money market and savings	97,705	—
Certificates of deposit < $100,000	37,221	—
Certificates of deposit > $100,000	83,144	—
Lines of credit and other borrowings	14	19,030
Total interest expense	220,639	19,030
Net interest income before provision for loan losses	261,447	11,351
Provision for loan losses	228,457	—
Net interest income after provision for loan losses	32,990	11,351
Noninterest income
Service charges on deposits	2,767	—
ATM, debit, and merchant fees	1,206	—
Gain on sale of loans	1,637	—
Leasehold improvement allowance	—	12,500
Other	831	—
Total noninterest income	6,441	12,500
Noninterest expense
Salaries and employee benefits	433,282	265,650
Occupancy and equipment	104,549	95,270
Data processing	69,139	8,353
Professional services	53,009	10,819
Marketing and business development	26,649	4,181
Corporate insurance	5,061	3,633
Postage and supplies	7,328	7,580
Telecommunications	4,938	5,256
FDIC insurance and regulatory assessments	25,706	—
Other	14,114	11,118
Total noninterest expense	743,775	411,860
Loss before income taxes	(704,344)	(388,009)
Income taxes	5,926	25
Net loss	$(710,270)	$(388,034)

Loss per share
Basic and diluted loss per share	$(0.32)	$—

Average shares outstanding	2,186,000	—

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Unaudited)

				Unearned		Accumulated
			Additional	Compensation		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Loss	Equity (Deficit)

December 31, 2008	—	$—	$—	$—	$(1,551,089)	$—	$(1,551,089)

Pre-opening net loss for 2009	—	—	—	—	(388,034)	—	(388,034)
March 31, 2009	—	$—	$—	$—	$(1,939,123)	$—	$(1,939,123)

December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,542)	$(100,826)	$16,941,155

Net loss	—	—	—	—	(710,270)	—	(710,270)

Change in unrealized gains and losses on securities	—	—	—	—	—	50,301	50,301

Total comprehensive loss	—	—	—	—	—	—	(659,969)

Organizer/founder warrants	—	—	21,633	—	—	—	21,633

Stock-based compensation	—	—	4,122	—	—	—	4,122

Issuance of restricted stock	—	—	—	5,000	—	—	5,000

March 31, 2010	2,186,000	$21,860	$21,630,529	$(46,111)	$(5,243,812)	$(50,525)	$16,311,941

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(710,270)	$(388,034)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	228,457	—
Increase in deferred loan fees, net	6,159	—
Gains on sale of loans held for sale	(1,637)	—
Origination of loans held for sale, net	(109,969)	—
Proceeds from sale of loans held for sale	111,606	—
Premium amortization and discount accretion on securities, net	20,329	—
Depreciation and amortization expense	48,614	36,929
Stock-based compensation expense	30,755	—
Increase in accrued interest receivable	(24,889)	—
Increase in accrued interest payable	2,777	1,906
Decrease (increase) in deferred stock issuance costs	—	(145,499)
Decrease (increase) in other assets	19,057	(16,292)
Increase in other liabilities	1,527	(27,662)
Net cash used in operating activities	(377,484)	(538,652)

Investing activities
Net change in loans	(1,079,973)	—
Purchases of securities available for sale	(3,039,283)	—
Proceeds from paydowns of securities available for sale	335,047	—
Net purchases of premises and equipment	(5,128)	(8,930)
Net cash used in investing activities	(3,789,337)	(8,930)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	1,050,216	—
Net increase in certificates of deposit	1,865,544	—
Net increase (decrease) in stock subscriptions held in escrow	—	12,304,820
Net increase (decrease) in other borrowings	—	577,963
Net cash provided by financing activities	2,915,760	12,882,783

Net increase (decrease) in cash and cash equivalents	(1,251,061)	12,335,201

Cash and cash equivalents, beginning of period	32,257,711	2,371,528
Cash and cash equivalents, end of period	$31,006,650	$14,706,729

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$217,862	$17,124
Non-cash items:
Unrealized gains on securities available for sale (net of tax expense of $29,924)	50,301	—

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2010

Note 1 - Business and Basis of Presentation

Organization - Coastal Carolina Dream Team, LLC (the “LLC”) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 22, 2008, the LLC’s members (“Organizers”) filed applications with the Office of the Comptroller of the Currency (the “OCC”) to obtain a national bank charter for a proposed new bank, Coastal Carolina National Bank (the “Bank”), and with the Federal Deposit Insurance Corporation (the “FDIC”) to obtain insurance for the Bank’s deposits. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the “Company”) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the “Merger”). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company.

The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received those approvals from the OCC and the FDIC, the Company filed an application with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and the Company received that approval on November 21, 2008.

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

Note 2 - Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission (the “SEC”).  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flow - For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits.  Generally, federal funds are sold for one-day periods.

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  There were no dilutive common share equivalents outstanding during the three months ended March 31, 2010 and 2009 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended
	March 31,
	2010	2009

Net loss to common shareholders	$(710,270)	$(388,034)

Weighted-average number of common shares outstanding	2,186,000	—

Net loss per share	$(0.32)	$—

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Change in unrealized gains on securities available-for-sale	$80,225	$—
Reclassification adjustment for gain realized in net income during the period	—	—
Net change in unrealized gains on securities	80,225	—
Deferred tax asset	(29,924)	—
Net-of-tax amount	$50,301	$—

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Securities

At March 31, 2010 and December 31, 2009, the Bank’s securities consisted of mortgage-backed securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association, summarized as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$19,874,581	$28,123	$(108,705)	$19,793,999

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$17,190,673	$9,248	$(170,055)	$17,029,866

The contractual maturity distribution and yields of the Bank’s securities portfolio at March 31, 2010 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities
	Available For Sale
	Amortized	Estimated
	Cost	Fair Value
Mortgage-backed securities (1)
Due after one year but within five years	$—	$—
Due after five years but within ten years	11,777,000	11,740,256
Due after ten years	8,097,581	8,053,743
Total	$19,874,581	$19,793,999

(1)  Maturities estimated based on average life of security.

At March 31, 2010 and December 31, 2009 the Bank also owned Federal Reserve Bank stock with a cost of $525,250 and a yield of 6%. Securities with an aggregate carrying value of $4,224,493 at March 31, 2010 and $4,310,348 at December 31, 2009, were pledged to secure public deposits. There were no sales of available-for-sale securities for the quarter ended March 31, 2010.

There were no write-downs for other-than-temporary declines in the fair value of debt securities in 2009 or the three month period ended March 31, 2010. At March 31, 2010, there were 11 mortgage-backed securities with a fair value of $15.9 million considered to be temporarily impaired. The Company’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

The unrealized losses at March 31, 2010, shown in the following table resulted primarily from an increase in rates across the yield curve.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$15,860,148	$108,705	$—	$—	$15,860,148	$108,705
Total temporarily impaired securities	$15,860,148	$108,705	$—	$—	$15,860,148	$108,705

Note 5 - Fair Value Measurements

The current accounting literature requires the disclosure of fair value information for financial instruments, whether or not they are recognized in the consolidated balance sheets, when it is practical to estimate the fair value. The guidance defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

Federal Funds Sold - The carrying amount is a reasonable estimate of fair value.

Interest-bearing Bank Deposits - Due to the short-term and liquid nature of these deposits, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Federal Reserve Bank Stock - The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stock.

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

Off-Balance Sheet Financial Instruments - The carrying amount for loan commitments, which are off-balance sheet financial instruments, approximates the fair value since the obligations are typically based on current market rates.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and due from banks	$539,404	$539,404	$741,896	$741,896
Federal funds sold	—	—	813,827	813,827
Interest-bearing bank deposits	30,467,246	30,467,246	30,701,988	30,701,988
Securities available for sale	19,793,999	19,793,999	17,029,866	17,029,866
Federal Reserve Bank stock	525,250	525,250	525,250	525,250
Loans receivable, net	11,282,349	11,214,000	10,436,992	10,405,000

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	24,710,335	24,710,335	23,660,119	23,660,119
Certificates of deposits	22,189,289	22,467,000	20,323,745	20,363,806

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$1,765,092	$—	$660,743	$—

Assets and liabilities carried at fair value are classified in one of the following three categories based on a hierarchy for ranking the quality and reliability of the information used to determine fair value:

Level 1         Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2         Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Assets measured at fair value on a recurring basis at March 31, 2010, and December 31, 2009, are as follows:

	Quoted	Significant
	Market Price	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2010

Mortgage-backed securities	$—	$19,793,999	$—
Total	$—	$19,793,999	$—

December 31, 2009
Mortgage-backed securities	$—	$17,029,866	$—
Total	$—	$17,029,866	$—

Assets measured at fair value on a nonrecurring basis at March 31, 2010, and December 31, 2009, are as follows:

	Quoted	Significant
	Market Price	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2010

Impaired loans	$—	$239,926	$—
Total	$—	$239,926	$—

December 31, 2009
Impaired loans	$—	$—	$—
Total	$—	$—	$—

As of March 31, 2010 and December 31, 2009, the Company had no liabilities carried at fair value or measured at fair value on a recurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans, which are deemed to be impaired, are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.

Note 6 — Subsequent Events

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A - Risk Factors and the following:

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated margins;

•                  changes in political conditions or the legislative or regulatory environment;

•                  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•                  the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

•                  the amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market;

•                  changes occurring in business conditions and inflation;

•                  changes in deposit flows;

•                  changes in technology;

•                  the adequacy of the level of our allowance for loan losses and the lack of seasoning of our loan portfolio;

•                  the rate of delinquencies and amount of loans charged-off;

•                  the rate of loan growth;

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

These risks are exacerbated by the developments over the last 24 months in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  Beginning in 2008 and continuing through the first quarter of 2010, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Coastal Carolina Bancshares, Inc. is a bank holding company headquartered in Myrtle Beach, South Carolina.  We were incorporated in February 2008 and our national bank subsidiary, Coastal Carolina National Bank, opened for business on June 8, 2009.  The principal business activity of our bank is to provide retail and commercial banking services in Myrtle Beach and our surrounding market areas.  Our deposits are insured by the Federal Deposit Insurance Corporation.

Until June 8, 2009, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency for our application to charter the bank, the pursuit of approvals from the Board of Governors of the Federal Reserve System to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation for our application for insurance of the deposits of the bank.  We received final approvals from the FDIC, Federal Reserve and the Office of the Comptroller of the Currency in June 2009 and commenced business on June 8, 2009.

We completed our stock offering in June 2009, upon the issuance of 2,180,000 shares for gross proceeds of $21.8 million, pursuant to a closing in June 2009.  Offering expenses of $836,488, including $515,676 of sales agent commissions and related expenses, were netted against the gross proceeds.  We capitalized the bank with $19.9 million of the proceeds from the stock offering.

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

The following discussion describes our results of operations for the quarter ended March 31, 2010 and also analyzes our financial condition as of March 31, 2010.  Because our banking subsidiary opened for business on June 8, 2009, a comparison of the quarter ended March 31, 2009 to the quarter ended March 31, 2010 would not be meaningful.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2009, as filed in our Annual Report on Form 10-K.

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

Allowance for Loan Losses

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                  Unlimited deposit insurance through December 31, 2009 for non-interest bearing deposit transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts; financial institutions electing to participate will pay a 10 basis point premium (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. The first sale under the Legacy Loan Program was made in the third quarter of 2009.

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•                  On April 13, 2010, the FDIC approved an interim rule that extends the unlimited deposit insurance for non-interest bearing deposit transaction accounts under the TLGP to December 31, 2011.  Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. We are not participating in the unlimited deposit insurance component of the TLGP.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Results of Operations

We incurred a net loss of $710,270 for the three months ended March 31, 2010.  Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.

Interest income was $482,086, of which $186,011 was from investment securities and $121,462 was from federal funds sold and interest-bearing bank deposits, during the quarter ended March 31, 2010.  We incurred interest expense of $220,639 during this same period, a majority of which was related to deposit accounts.  The provision for loan loss was $228,457 for the quarter ended March 31, 2010.  We anticipate the growth in loans in future quarters will drive the growth in assets and the growth in interest income.  The primary source of funding for our loan portfolio is deposits that are acquired locally.  Our net interest spread and net interest margin were 1.20% and 1.70%, respectively, for the three months ended March 31, 2010.

Non-interest income for the three months ended March 31, 2010 totaled $6,441, consisting primarily of service charges on deposit accounts and gain on sale of loans.  We incurred non-interest expense of $743,775 during the three months ended March 31, 2010.  The most significant component of non-interest expense is salaries and employee benefits, which totaled $433,282 during this period.  We also incurred $104,549 of occupancy and equipment expenses, $69,139 of data processing expenses, $53,009 of professional services expenses, $26,649 in marketing and business development expenses and $25,706 in FDIC and regulatory assessments.

Assets and Liabilities

General

Total assets as of March 31, 2010 were $63.4 million, representing an increase of $2.3 million or 3.8% compared to December 31, 2009 total assets of $61.2 million.  The increase in assets is primarily due to a $2.8 million increase in securities available for sale.  At March 31, 2010, total assets consisted principally of $30.5 million in interest-bearing deposits with other financial institutions, $19.8 million in available-for-sale investment securities and $11.3 million in net loans.  Liabilities at March 31, 2010 totaled $47.1 million, represented almost entirely by retail customer deposits.  At March 31, 2010, shareholders’ equity was $16.3 million.  Book value per share was $7.46 at March 31, 2010.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. The following table summarizes the composition of our loan portfolio as of March 31, 2010.

	March 31	Percentage
	2010	of Total
Construction and land development	$3,667,576	31.4%
Real estate - residential mortgage	1,045,822	8.9
Real estate - other	5,693,305	48.7
Commercial and industrial	1,015,937	8.7
Consumer and other	269,763	2.3
Gross loans	11,692,403	100.0%
Allowance for loan losses	(373,302)	—
Deferred loan fees, net	(36,752)	—
Total loans, net	$11,282,349	—

Nonperforming Assets

The bank has not charged off any loans since commencing operations. At March 31, 2010, nonaccrual loans totaled $239,926.  There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at March 31, 2010.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received provided no impairment exists under the loan.  At March 31, 2010, we were not aware of any potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

The following is a summary of information pertaining to impaired and nonaccrual loans at March 31, 2010 and December 31, 2009:

	March 31	Decmeber 31
	2010	2009
Impaired loans without a valuation allowance	$39,926	$—
Impaired loans with a valuation allowance	200,000	—
Total impaired loans	$239,926	$—

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $373,302 as of March 31, 2010. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.

Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.  Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period especially considering the overall weakness in the commercial real estate market in our market areas.

Because of our short operating history and the lack of seasoning of our loan portfolio, we do not allocate the allowance for loan losses to specific categories of loans; therefore, the allowance is available to absorb losses in all categories. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan.

Deposits

Our primary source of funds for loans and investments is the net proceeds received in the initial public offering of our common stock and the funds obtained through our customer deposits. At March 31, 2010, we had $46.9 million in deposits, which consisted primarily of $2.4 million in demand deposit accounts, $22.2 million in certificates of deposit, and $22.3 million of savings and money market accounts.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of March 31, 2010, our primary sources of liquidity included interest-bearing deposits with financial institutions of $30.5 million. We also have lines of credit available with correspondent banks totaling $8.0 million with no outstanding principal or interest on these lines at March 31, 2010. These lines may be withdrawn at the discretion of the correspondent financial institutions. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2010, we had issued commitments to extend credit of $1.8 million through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $16.9 million at December 31, 2009 to $16.3 million at March 31, 2010. The decrease is primarily a result of net loss for the quarter ended March 31, 2010 of $710,270.

Our bank and the company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Since our stock is not registered under Section 12 of the Securities Exchange Act of 1934, we believe our company qualifies as a small bank holding company and is exempt from the capital requirements.  Nevertheless, our bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. For the first years of operation, during our bank’s “de novo” period, the bank will be required to maintain a leverage ratio of at least 8%. The bank exceeded its minimum regulatory capital ratios as of March 31, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at March 31, 2010.

Tier 1 leverage capital	24.70%
Tier 1 risk-based capital	110.62%
Total risk-based capital	111.89%

We believe our capital is sufficient to fund the activities of the bank in its initial stages of operation and the rate of asset growth will not negatively impact the capital base.  As of March 31, 2010, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is both the Company’s principal executive and principal financial officer), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive has concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4.   [Removed and Reserved.]

Item 5. Other Information

Not applicable

Item 6.  Exhibits

31                                    Rule 15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32                                    Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: May 14, 2010	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31	Rule 15d-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certification.