Form 10-Q
period 2010-06-30
Coastal Carolina Bancshares, Inc.
filed 2010-08-16
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,186,000 shares of common stock, par value $0.01 per share, were outstanding as of August 2, 2010.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Cash and due from banks	$697,377	$741,896
Federal funds sold	96,428	813,827
Interest-bearing bank deposits	21,855,786	30,701,988
Securities available for sale	24,453,727	17,029,866
Federal Reserve Bank stock	481,550	525,250
Loans Held for Sale	325,000	—
Loans, net of unearned income	15,119,789	10,581,837
Allowance for loan losses	(377,272)	(144,845)
Loans, net	14,742,517	10,436,992
Premises and equipment, net	396,149	464,174
Other assets	345,499	444,471
Total assets	$63,394,033	$61,158,464

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing demand	$1,367,414	$700,533
Interest checking	2,126,216	1,272,341
Money market	20,658,396	21,558,971
Savings	90,367	128,274
Certificates of deposit	22,634,530	20,323,745
Total deposits	46,876,923	43,983,864
Accrued expenses and other liabilities	443,372	233,446
Total liabilities	47,320,295	44,217,310

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,186,000 and issued and outstanding at June 30, 2010 and December 31, 2009	21,860	21,860
Additional paid-in capital	21,651,430	21,604,774
Unearned compensation, nonvested restricted stock	(41,111)	(51,111)
Retained deficit	(5,734,020)	(4,533,543)
Accumulated other comprehensive income(loss)	175,579	(100,826)
Total shareholders’ equity	16,073,738	16,941,154
Total liabilities and shareholders’ equity	$63,394,033	$61,158,464

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
Interest income
Loans, including fees	$206,475	$304	$373,316	$304
Federal funds sold and interest-bearing bank deposits	106,548	13,028	228,011	13,028
Securities	211,042	—	397,052	—
Federal Reserve stock dividend	7,477	2,193	15,248	2,193
Stock subscriptions held in escrow	—	47,865	—	78,246
Total interest income	531,542	63,390	1,013,627	93,771
Interest expense
Deposits:
Interest checking	3,126	379	5,682	379
Money market and savings	81,299	6,813	179,005	6,813
Certificates of deposit < $100,000	39,375	3,451	76,596	3,451
Certificates of deposit > $100,000	85,781	7,836	168,924	7,836
Lines of credit and other borrowings	10	23,307	23	42,337
Total interest expense	209,591	41,786	430,230	60,816
Net interest income before provision for loan losses	321,950	21,604	583,397	32,955
Provision for loan losses	94,000	1,765	322,457	1,765
Net interest income after provision for loan losses	227,950	19,839	260,940	31,190
Noninterest income
Service charges on deposits	2,750	—	5,517	—
ATM, debit, and merchant fees	1,944	—	3,150	—
Gain on sale of loans	5,630	—	7,267	—
Gain on sale of investment securities	114,483	—	114,483	—
Leasehold improvement allowance	—	—	—	12,500
Other	874	—	1,704	—
Total noninterest income	125,681	—	132,121	12,500
Noninterest expense
Salaries and employee benefits	470,831	543,215	904,113	808,865
Occupancy and equipment	106,424	95,118	210,973	190,388
Data processing	68,234	34,121	137,372	42,474
Professional services	60,875	31,288	113,884	42,107
Marketing and business development	41,671	36,967	68,321	41,147
Corporate insurance	5,913	3,454	10,974	7,087
Postage and supplies	8,963	9,349	16,291	16,929
Telecommunications	5,643	5,539	10,580	10,795
FDIC insurance and regulatory assessments	28,348	12,802	54,054	12,802
Other	46,934	17,487	61,050	28,606
Total noninterest expense	843,836	789,340	1,587,612	1,201,200
Loss before income taxes	(490,205)	(769,501)	(1,194,551)	(1,157,510)
Income taxes	—	—	5,926	25
Net loss	$(490,205)	$(769,501)	$(1,200,477)	$(1,157,535)
Loss per share
Basic and diluted loss per share	$(0.22)	$(0.35)	$(0.55)	$(0.53)

Average shares outstanding	2,186,000	2,180,000	2,186,000	2,180,000

(1) Bank opened June 8, 2009, thus numbers do not reflect a full three months and six months of activity

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Unaudited)

				Unearned		Accumulated
			Additional	Compensation		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Income(Loss)	Equity

December 31, 2008	—	$—	$—	$—	$(1,551,089)	$—	$(1,551,089)
Pre-opening net loss for 2009				—	(770,450)	—	(770,450)
Post-opening net loss				—	(387,085)	—	(387,085)
Issuance of common stock	2,180,000	21,800	21,778,200	—	—	—	21,800,000
Direct stock issuance costs			(836,488)	—	—	—	(836,488)
Organizer/founder warrants			532,636	—	(383,448)	—	149,188
Stock-based compensation	—	—	9,564	—	—	—	9,564
June 30, 2009	$2,180,000	$21,800	$21,483,912	$—	$(3,092,072)	$—	$18,413,640

December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,543)	$(100,826)	$16,941,154
Net loss	—	—	—	—	(1,200,477)	—	(1,200,477)
Change in unrealized gains and losses on securities (net of tax effect $172,236)	—	—	—	—	—	276,405	276,405
Total comprehensive loss	—	—	—	—	—	—	(924,072)
Organizer/founder warrants	—	—	8,244	—	—	—	8,244
Stock-based compensation	—	—	38,412	—	—	—	38,412
Amortization of Restricted Stock	—	—	—	10,000	—	—	10,000

June 30, 2010	2,186,000	$21,860	$21,651,430	$(41,111)	$(5,734,020)	$175,579	$16,073,738

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(1,200,477)	$(1,157,535)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	322,457	1,765
Increase in deferred loan fees, net	20,177	370
Gains on sale of loans held for sale	(7,267)	—
Origination of loans held for sale, net	(562,777)	—
Proceeds from sale of loans held for sale	245,044	—
Premium amortization and discount accretion on securities, net	49,544	—
Securities gains, net	(114,483)	—
Depreciation and amortization expense	96,629	72,583
Stock-based compensation expense	56,656	158,752
Increase in accrued interest receivable	(32,488)	(1,523)
Increase in accrued interest payable	(1,346)	18,088
Decrease (increase) in deferred stock issuance costs	—	337,476
Decrease (increase) in other assets	71,480	(44,899)
Increase in other liabilities	99,018	65,121
Net cash used in operating activities	(957,833)	(549,802)

Investing activities
Net change in loans	(4,648,159)	(141,585)
Purchases of securities available for sale	(17,469,140)	—
Proceeds from paydowns of securities available for sale	820,226	—
Proceeds from sales of securities available for sale	9,738,632	—
Purchase of Federal Reserve Bank stock	—	(598,200)
Proceeds from sale of Federal Reserve Bank stock	43,700	—
Net purchases of premises and equipment	(28,604)	(46,780)
Net cash used in investing activities	(11,543,345)	(786,565)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	582,274	8,231,770
Net increase in certificates of deposit	2,310,785	8,790,891
Net increase (decrease) in stock subscriptions held in escrow	—	(2,365,000)
Net increase (decrease) in organizer advances	—	(620,000)
Net increase (decrease in other borrowings	—	(1,622,770)
Proceeds from issuance of common stock, net of offering costs	—	20,963,512
Net cash provided by financing activities	2,893,059	33,378,403

Net increase (decrease) in cash and cash equivalents	(9,608,120)	32,042,036

Cash and cash equivalents, beginning of period	32,257,711	2,371,528
Cash and cash equivalents, end of period	$22,649,591	$34,413,564

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$431,577	$42,728
Non-cash items:
Unrealized gains on securities available for sale (net of tax expense of $112,255)	175,579	—

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2010

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

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

Statement of Cash Flow - For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits.  Generally, federal funds are sold for one-day periods.

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  There were no dilutive common share equivalents outstanding during the six months ended June 30, 2010 and 2009 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss to common shareholders	$(490,205)	$(769,501)	$(1,200,477)	$(1,157,535)

Weighted-average number of common shares outstanding	2,186,000	2,180,000	2,186,000	2,180,000

Net loss per share	$(0.22)	$(0.35)	$(0.55)	$(0.53)

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

The change in the components of other comprehensive income and related tax effects are as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Change in unrealized gains on securities available-for-sale	$368,416	$—	$448,641	$—
Deferred tax effect	(130,799)	—	(172,236)	—
Net-of-tax amount	$237,617	$—	$276,405	$—

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

On June 29, 2010, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued separate exposure drafts intended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  The exposure drafts are the result of the boards’ joint efforts to ensure that fair value will have the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements will be the same except for minor differences in wording and style.   The most significant amendments in FASB’s proposed Accounting Standard Update (“ASU”) focus on subsequent measurement and disclosures.  The FASB’s proposed changes apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability or an instrument classified in shareholders’ equity in the financial statements.  The comment period for the FASB’s ASU exposure draft closes on September 7th.

In the second quarter of 2010, additional guidance was issued under the Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses. In July 2010 the Company adopted the new standard governing the disclosures associated with credit quality and the allowance for loan losses. This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan losses. The provisions of this standard are effective for interim and annual periods ending on or after December 15, 2010.  The Company does not expect the adoption of this standard to have any impact on the Company’s financial position and results of operations. However, it will increase the amount of disclosures in the notes to the consolidated financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.  According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes.  This view is based on the SEC Staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Securities

At June 30, 2010 and December 31, 2009, the Bank’s securities consisted of government agency bonds and mortgage-backed securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank, and Government National Mortgage Association, summarized as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency obligations	$2,500,000	$22,730	$—	$2,522,730
Mortgage-backed securities	21,665,894	265,103	—	21,930,997
Total securities	$24,165,894	$287,833	$—	$24,453,727

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency obligations	$—	$—	$—	$—
Mortgage-backed securities	17,190,673	9,248	(170,055)	17,029,866
Total securities	$17,190,673	$9,248	$(170,055)	$17,029,866

The unrealized losses at December 31, 2009 are shown in the following table:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$15,008,386	$170,055	$—	$—	$15,008,386	$170,055
Total temporarily impaired securities	$15,008,386	$170,055	$—	$—	$15,008,386	$170,055

The contractual maturity distribution and yields of the Bank’s securities portfolio at June 30, 2010 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities
	Available For Sale
	Amortized	Estimated
	Cost	Fair Value

Due after one year but within five years	$—	$—
Due after five years but within ten years	16,520,428	16,681,887
Due after ten years	7,645,466	7,771,840
Total (1)	$24,165,894	$24,453,727

(1)  Maturities estimated based on average life of security.

At June 30, 2010 and December 31, 2009 the Bank also owned Federal Reserve Bank stock with a cost of $481,550 and $525,250, respectively.  The yield is 6%.  The amount of FRB stock held is based on our shareholders’ equity.  As shareholders’ equity decreases due to losses, the amount of FRB stock will also decrease quarterly.  Securities with an aggregate carrying value of $4,304,717 at June 30, 2010 and $4,310,348 at December 31, 2009, were pledged to secure public deposits.   During the six months ended June 30, 2010, the Bank sold securities totaling $9.7 million and purchased securities totaling $17.5 million.  All securities purchased and sold were U.S. Government agency obligations or mortgage backed securities.  The objectives of the investment transactions were to increase the yields earned on excess cash at the bank level, while also recognizing gains on sale of those investments.  The realized gains on the sale of securities totaled $117,776 and the realized losses totaled $3,293.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the six month period ended June 30, 2010. At June 30, 2010, there were no investment securities considered to be temporarily impaired. The Company’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and due from banks	$697,377	$697,377	$741,896	$741,896
Federal funds sold	96,428	96,428	813,827	813,827
Interest-bearing bank deposits	21,855,786	21,855,786	30,701,988	30,701,988
Securities available for sale	24,453,727	24,453,727	17,029,866	17,029,866
Federal Reserve Bank stock	481,550	481,550	525,250	525,250
Loans Held For Sale	325,000	325,000	—	—
Loans receivable, net	14,742,517	14,825,482	10,436,992	10,405,000

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	24,242,393	24,242,393	23,660,119	23,660,119
Certificates of deposits	22,634,530	22,738,309	20,323,745	20,363,806

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$2,189,106	$—	$660,743	$—

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

Assets measured at fair value on a recurring basis at June 30, 2010, and December 31, 2009, are as follows:

	Quoted	Significant
	Market Price	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
U.S. Government Agency obligations	$—	$2,522,730
Mortgage-backed securities	$—	$21,930,997	$—
Total	$—	$24,453,727	$—

December 31, 2009
Mortgage-backed securities	$—	$17,029,866	$—
Total	$—	$17,029,866	$—

Assets measured at fair value on a nonrecurring basis at June 30, 2010, and December 31, 2009, are as follows:

	Quoted	Significant
	Market Price	Other	Significant
	in Active	Observable	Unobservable	Valuation
	Markets	Inputs	Inputs	Allowances as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
June 30, 2010

Impaired loans	$—	$—	$147,542	$110,000
Total	$—	$—	$147,542	$110,000

December 31, 2009
Impaired loans	$—	$—	$—	$—
Total	$—	$—	$—	$—

The impaired loan relationship and its underlying collateral have been reviewed and it was determined an allowance of $110,000 was necessary.

As of June 30, 2010, and December 31, 2009, the Company had no liabilities carried at fair value or measured at fair value on a recurring basis.

The Company is predominantly a cash flow lender with real estate serving as collateral on a substantial majority of loans. Loans, which are deemed to be impaired, are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which are then discounted for other factors and which the Company considers to be level 3 inputs.

Note 7 — Subsequent Events

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

•                  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  For over two years, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the quarter ended June 30, 2010 and also analyzes our financial condition as of June 30, 2010 and December 31, 2009.  Because our banking subsidiary opened for business on June 8, 2009, a comparison between the three and six months ended June 30, 2010 and June 30, 2009 would not be meaningful.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  Currently we have fully reserved for our deferred tax asset related to continuing operations.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

•                  On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business

Lending Fund. Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending. As proposed, only small- and medium-sized banks would qualify to participate in the program.

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

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  New regulations may result and could materially and adversely affect our business, financial condition, and results of operations.  Among other things, the bill includes provisions that exempt smaller public companies with a market cap of under $75 million from Sarbanes-Oxley Section 404(b) audits of management’s assessment of internal controls.

Results of Operations

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

We incurred a net loss of $490,205 and $1,200,477 for the three months and six months ended June 30, 2010, respectively.  Interest income was $531,542 and $1,013,627 for the three months and six months ended June 30, 2010, respectively.  Interest income for the six months ended June 30, 2010, was comprised of $412,300 earned on investment securities, $228,011 earned on federal funds sold and interest bearing bank deposits, and $373,316 earned on loans.  For the three months ended June 30, 2010, we earned $218,519 on investment securities, $106,548 on federal funds sold and interest bearing bank deposits, and $206,475 on loans. The provision for loan loss was $94,000 and $322,457 for the three months and six months ended June 30, 2010.  In the first quarter, in addition to the standard provision made for new loan growth, a higher provision was made to address concerns regarding a non-performing loan, whereas the provision for the second quarter was for new loan growth only.   We incurred interest expense of $209,591 and $430,230 for the three months and six months ended June 30, 2010, respectively.

Our net interest spread and net interest margin were 1.66% and 2.13%, respectively, for the three months ended June 30, 2010.  Our net interest spread and net interest margin were 1.42% and 1.90%, respectively, for the six months ended June 30, 2010.  The bank achieved a higher yield on earning assets combined with a lower cost of deposits in the second quarter.

Non-interest income totaled $125,681 and $132,121 for the three months and six months ended June 30, 2010. The second quarter included $114,483 in gains on sales of securities.  The remaining non-interest income was earned from service charges on deposit accounts, gains on sale of loans, and other income generated from products and services.  We incurred non-interest expense of $843,836 and $1,587,612 during the three months and six months ended June 30, 2010.  The most significant component of non-interest expense is salaries and employee benefits.  Other significant expense categories include occupancy and equipment expenses, data processing expenses, professional services expenses, marketing and business development expenses and FDIC and regulatory assessments.

Assets and Liabilities

General

Total assets as of June 30, 2010 were $63.4 million, compared to $61.2 million as of December 31, 2009.  At June 30, 2010, total assets consisted principally of $21.9 million in interest-bearing deposits with other financial institutions, $24.5 million in available-for-sale investment securities and $14.7 million in net loans.  Net loans as of December 31, 2009 were $10.4 million.  The primary source of funding is deposits that are acquired locally.  Liabilities at June 30, 2010 totaled $47.3 million, represented almost entirely by retail customer deposits, compared to $44.2 million as of December 31, 2009.  Balance sheet growth is attributed to the $2.9 million increase in deposits.  At June 30, 2010, shareholders’ equity was $16.1 million, compared to $16.9 million as of December 31, 2009.  The reason for the decrease is continued net losses.  Book value per share was $7.35 at June 30, 2010 compared to $7.75 as of December 31, 2009.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. The following table summarizes the composition of our loan portfolio as of June 30, 2010 and December 31, 2009.

	June 30	Percentage of	December 31	Percentage
	2010	of Total	2009	of Total
Construction and land development	$4,801,399	31.6%	$3,395,362	32.0%
Real estate - residential mortgage	2,250,715	14.8	585,338	5.5
Real estate - other	6,872,102	45.3	5,428,501	51.2
Commercial and industrial	941,473	6.2	1,136,486	10.7
Consumer and other	304,870	2.0	66,743	0.6
Gross loans	15,170,559	100.0%	10,612,430	100.0%
Allowance for loan losses	(377,272)	—	(144,845)	—
Deferred loan fees, net	(50,770)	—	(30,593)	—
Total loans, net	$14,742,517	—	$10,436,992	—

Nonperforming Assets

At June 30, 2010, nonaccrual loans totaled $147,542, related to one lending relationship, compared to zero as of December 31, 2009.  There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at June 30, 2010 and December 31, 2009.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. The bank recognized a partial charge off during the second quarter totaling $90,000 on the loan relationship that is on non-accrual.  At June 30, 2010, we were not aware of any other potential problem loans that were not already considered for impairment or categorized as impaired or non-accrual.

The following is a summary of information pertaining to impaired and nonaccrual loans at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	147,542	—
Total impaired loans	$147,542	$—

Valuation Allowance for impaired loans	$(110,000)	—

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $377,272 as of June 30, 2010, or 2.44% of total loans, compared to $144,845 as of December 31, 2009, or 1.37% of total loans . The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.

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

Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.

Deposits

Our primary source of funds for loans and investments is the net proceeds received in the initial public offering of our common stock and the funds obtained through our customer deposits. At June 30, 2010, we had $46.9 million in deposits, representing an increase of $2.9 million compared to December 31, 2009.  The deposits as of June 30,

2010 consisted primarily of $3.5 million in demand deposit accounts, $22.6 million in certificates of deposit, and $20.7 million of savings and money market accounts.  The primary source of funding for our loan portfolio is deposits that are acquired locally.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of June 30, 2010, our primary sources of liquidity included interest-bearing deposits with financial institutions of $22.0 million. We also have lines of credit available with correspondent banks totaling $8.0 million with no outstanding principal or interest on these lines at June 30, 2010. These lines may be withdrawn at the discretion of the correspondent financial institutions. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2010, we had issued commitments to extend credit of $2.2 million through various types of lending arrangements, compared to $660,743 as of December 31, 2009.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $16.9 million at December 31, 2009 to $16.1 million at June 30, 2010. The decrease is primarily a result of net loss for the six months ended June 30, 2010 of $1,200,477 offset by deferred gains in the investment portfolio that increased $276,405 during the six months.

Our bank and the company are subject to various regulatory capital requirements administered by the federal banking agencies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Since our assets are less than $500 million and our stock is not registered under Section 12 of the Securities Exchange Act of 1934, we believe our company qualifies as a small bank holding company and is exempt from the capital requirements.  Nevertheless, our bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

The bank exceeded its minimum regulatory capital ratios as of June 30, 2010 and December 31, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at June 30, 2010 and December 31, 2009:

	Tier 1	Tier 1	Total
(Unaudited)	Leverage	Risk-Based	Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

De novo requirement	8.00%

Actual Ratios at June 30, 2010
Coastal Carolina National Bank	24.09%	82.34%	83.60%
Consolidated	25.47%	87.07%	88.33%

Actual Ratios at December 31, 2009
Coastal Carolina National Bank	30.04%	89.62%	90.42%
Consolidated	31.18%	93.63%	94.43%

We believe our capital is sufficient to fund the activities of the bank in its initial stages of operation.  As of June 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of  the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Coastal Carolina Bancshares, Inc.

Date: August 16, 2010	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn Kinard
Dawn Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.