Form 10-Q
period 2010-09-30
Coastal Carolina Bancshares, Inc.
filed 2010-11-12
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,185,000 shares of common stock, par value $0.01 per share, were outstanding as of November 3, 2010.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
Assets
Cash and due from banks	$773,453	$741,896
Federal funds sold	1,746,053	813,827
Interest-bearing bank deposits	20,744,024	30,701,988
Securities available for sale	22,626,665	17,029,866
Federal Reserve Bank stock	481,550	525,250
Loans Held for Sale	324,254	—
Loans, net of unearned income	19,660,358	10,581,837
Allowance for loan losses	(354,559)	(144,845)
Loans, net	19,305,799	10,436,992
Premises and equipment, net	363,239	464,174
Other assets	429,465	444,471
Total assets	$66,794,502	$61,158,464

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing demand	$1,751,144	$700,533
Interest checking	2,765,872	1,272,341
Money market	23,252,204	21,558,971
Savings	118,926	128,274
Certificates of deposit	22,802,390	20,323,745
Total deposits	50,690,536	43,983,864
Accrued expenses and other liabilities	434,252	233,446
Total liabilities	51,124,788	44,217,310

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,185,000 and 2,186,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	21,850	21,860
Additional paid-in capital	21,664,322	21,604,774
Unearned compensation, nonvested restricted stock	(39,167)	(51,111)
Retained deficit	(6,020,362)	(4,533,543)
Accumulated other comprehensive income(loss)	43,071	(100,826)
Total shareholders’ equity	15,669,714	16,941,154
Total liabilities and shareholders’ equity	$66,794,502	$61,158,464

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009(1)
Interest income
Loans, including fees	$276,015	$46,730	$649,331	$47,034
Federal funds sold and interest-bearing bank deposits	82,769	73,763	310,780	86,791
Securities	197,544	34,958	594,597	34,958
Federal Reserve stock dividend	7,384	8,730	22,631	10,923
Stock subscriptions held in escrow	—	—	—	78,246
Total interest income	563,712	164,181	1,577,339	257,952
Interest expense
Deposits:
Interest checking	5,984	2,264	11,666	2,643
Money market and savings	86,417	64,836	265,422	71,649
Certificates of deposit < $100,000	38,879	25,367	115,475	28,818
Certificates of deposit > $100,000	87,509	55,035	256,433	62,871
Lines of credit and other borrowings	—	—	23	42,337
Total interest expense	218,789	147,502	649,019	208,318
Net interest income before provision for loan losses	344,923	16,679	928,320	49,634
Provision for loan losses	85,054	60,511	407,511	62,276
Net interest income (loss) after provision for loan losses	259,869	(43,832)	520,809	(12,642)
Noninterest income
Service charges on deposits	1,891	429	7,408	429
ATM, debit, and merchant fees	2,310	—	5,469	—
Gain on sale of loans	15,059	—	22,327	—
Gain on sale of investment securities	249,795	—	364,278	—
Leasehold improvement allowance	—	—	—	12,500
Other	2,293	996	3,987	996
Total noninterest income	271,348	1,425	403,469	13,925
Noninterest expense
Salaries and employee benefits	476,618	490,414	1,380,731	1,299,279
Occupancy and equipment	95,726	100,966	306,699	291,354
Data processing	72,946	58,411	210,318	100,885
Professional services	80,510	75,867	194,394	117,973
Marketing and business development	20,755	38,960	89,076	80,107
Corporate insurance	6,675	6,039	17,649	13,127
Postage and supplies	10,657	13,464	26,948	30,392
Telecommunications	5,029	5,163	15,609	15,957
FDIC insurance and regulatory assessments	30,577	6,399	84,631	19,201
Other	18,066	15,822	79,116	44,429
Total noninterest expense	817,559	811,505	2,405,171	2,012,704
Loss before income taxes	(286,342)	(853,912)	(1,480,893)	(2,011,421)
Income taxes	—	—	5,926	25
Net loss	$(286,342)	$(853,912)	$(1,486,819)	$(2,011,446)
Loss per share
Basic and diluted loss per share	$(0.13)	$(0.39)	$(0.68)	$(0.92)

Average shares outstanding	2,186,000	2,180,000	2,186,000	2,180,000

(1) Bank opened June 8, 2009, thus numbers do not reflect a full nine months of activity

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Unaudited)

	Common Stock		Additional Paid-in	Unearned Compensation Nonvested	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Income(Loss)	Equity

December 31, 2008	—	$—	$—	$—	$(1,551,089)	$—	$(1,551,089)
Pre-opening net loss for 2009				—	(770,450)	—	(770,450)
Post-opening net loss				—	(1,240,997)	—	(1,240,997)
Change in unrealized gains and losses on securities	—	—	—	—	—	24,878	24,878
Total comprehensive loss	—	—	—	—	—	—	(1,986,569)
Issuance of common stock	2,180,000	21,800	21,778,200	—	—	—	21,800,000
Direct stock issuance costs			(836,488)	—	—	—	(836,488)
Organizer/founder warrants			536,758	—	(383,448)	—	153,310
Stock-based compensation	—	—	42,423	—	—	—	42,423
September 30, 2009	$2,180,000	$21,800	$21,520,893	$—	$(3,945,984)	$24,878	$17,621,587

December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,543)	$(100,826)	$16,941,154
Net loss	—	—	—	—	(1,486,819)	—	(1,486,819)
Change in unrealized gains and losses on securities (net of tax effect $87,519)	—	—	—	—	—	143,897	143,897
Total comprehensive loss	—	—	—	—	—	—	(1,342,922)
Organizer/founder warrants	—	—	12,366	—	—	—	12,366
Stock-based compensation	(1,000)	(10)	47,182	—	—	—	47,172
Amortization of Restricted Stock	—	—	—	11,944	—	—	11,944
September 30, 2010	2,185,000	$21,850	$21,664,322	$(39,167)	$(6,020,362)	$43,071	$15,669,714

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(1,486,819)	$(2,011,446)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	407,511	62,276
Increase in deferred loan fees, net	36,593	28,193
Gains on sale of loans held for sale	(22,327)	—
Origination of loans held for sale, net	(1,622,244)	—
Proceeds from sale of loans held for sale	1,320,317	—
Premium amortization and discount accretion on securities, net	93,223	8,560
Securities gains, net	(364,278)	—
Depreciation and amortization expense	133,414	114,174
Stock-based compensation expense	71,482	195,733
Increase in accrued interest receivable	(67,563)	(93,040)
Increase (decrease) in accrued interest payable	(1,668)	28,009
Decrease (increase) in deferred stock issuance costs	—	337,476
Decrease (increase) in other assets	22,586	(105,962)
Increase in other liabilities	174,938	110,948
Net cash used in operating activities	(1,304,835)	(1,325,079)

Investing activities
Net increase in loans	(9,312,911)	(4,645,705)
Purchases of securities available for sale	(34,851,300)	(10,599,071)
Proceeds from paydowns of securities available for sale	1,375,102	46,069
Proceeds from sales of securities available for sale	28,381,870	—
Purchase of Federal Reserve Bank stock	—	(598,200)
Proceeds from sale of Federal Reserve Bank stock	43,700	72,950
Net purchases of premises and equipment	(32,479)	(126,236)
Net cash used in investing activities	(14,396,018)	(15,850,193)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	4,228,027	16,309,111
Net increase in certificates of deposit	2,478,645	14,152,884
Net increase (decrease) in stock subscriptions held in escrow	—	(2,365,000)
Net increase (decrease) in organizer advances	—	(620,000)
Net increase (decrease in other borrowings	—	(1,622,770)
Proceeds from issuance of common stock, net of offering costs	—	20,963,512
Net cash provided by financing activities	6,706,672	46,817,737

Net increase (decrease) in cash and cash equivalents	(8,994,181)	29,642,465

Cash and cash equivalents, beginning of period	32,257,711	2,371,528
Cash and cash equivalents, end of period	$23,263,530	$32,013,993

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$650,688	$180,311
Non-cash items:
Unrealized gains on securities available for sale (net of tax expense of $27,537)	43,071	—

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2010

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

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

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  There were no dilutive common share equivalents outstanding during the nine months ended September 30, 2010 and 2009 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Net loss to common shareholders	$(286,342)	$(853,912)	$(1,486,819)	$(2,011,446)

Weighted-average number of common shares outstanding	2,186,000	2,180,000	2,186,000	2,180,000

Net loss per share	$(0.13)	$(0.39)	$(0.68)	$(0.92)

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

The change in the components of other comprehensive income and related tax effects are as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net Change in unrealized gains on securities available-for-sale	$(217,225)	$24,878	$231,416	$24,878
Deferred tax asset	84,718	—	(87,519)	—
Net-of-tax amount	$(132,507)	$24,878	$143,897	$24,878

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

On June 29, 2010, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued separate exposure drafts intended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”).  The exposure drafts are the result of the boards’ joint efforts to ensure that fair value will have the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements will be the same except for minor differences in wording and style.  The most significant amendments in FASB’s proposed Accounting Standard Update (“ASU”) focus on subsequent measurement and disclosures.  The FASB’s proposed changes apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability or an instrument classified in shareholders’ equity in the financial statements.  The comment period for the FASB’s ASU exposure draft closed on September 7, 2010.

In the second quarter of 2010, additional guidance was issued under the Disclosures about the Credit Quality of Financing Receivables and the Allowance for Loan Losses. In July 2010, the Receivables topic of the Accounting Standards Codification was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. This standard requires additional disclosures related to the allowance for loan losses with the objective of providing financial statement users with greater transparency about an entity’s loan loss reserves and overall credit quality. Additional disclosures include showing on a disaggregated basis the aging of receivables, credit quality indicators, and troubled debt restructures with its effect on the allowance for loan losses.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  The Company does not expect the adoption of this standard to have any impact on the Company’s financial position and results of operations. However, it will increase the amount of disclosures in the notes to the consolidated financial statements.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interest(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Securities

At September 30, 2010, the Bank’s securities consisted of city and county issued municipal bonds and mortgage-backed securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.  As of December 31, 2009, the Bank’s securities consisted of mortgage backed securities issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association , summarized as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,071,093	$—	$(16,888)	$1,054,205
Mortgage-backed securities	21,484,963	87,497	—	21,572,460
Total securities	$22,556,056	$87,497	$(16,888)	$22,626,665

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	17,190,673	9,248	(170,055)	17,029,866
Total securities	$17,190,673	$9,248	$(170,055)	$17,029,866

The unrealized losses at September 30, 2010 and December 31, 2009 are shown in the following table:

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal Bonds	$1,054,205	$16,888	$—	$—	$1,054,205	$16,888
Total temporarily impaired securities	$1,054,205	$16,888	$—	$—	$1,054,205	$16,888

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$15,008,386	$170,055	$—	$—	$15,008,386	$170,055
Total temporarily impaired securities	$15,008,386	$170,055	$—	$—	$15,008,386	$170,055

The contractual maturity distribution and yields of the Bank’s securities portfolio at September 30, 2010 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities Available For Sale
	Amortized Cost	Estimated Fair Value

Due after one year but within five years	$—	$—
Due after five years but within ten years	—	—
Due after ten years	22,556,056	22,626,665
Total (1)	$22,556,056	$22,626,665

(1)  Maturities estimated based on average life of security.

At September 30, 2010 and December 31, 2009 the Bank also owned Federal Reserve Bank stock with a cost of $481,550 and $525,250, respectively.  The yield at both periods was 6%.  The amount of FRB stock held is based on our shareholders’ equity.  As shareholders’ equity decreases due to losses, the amount of FRB stock will also decrease quarterly.  Securities with an aggregate carrying value of $5,416,937 at September 30, 2010 and $4,310,348 at December 31, 2009, were pledged to secure public deposits.  During the nine months ended September 30, 2010, the Bank sold securities totaling $28.5 million and purchased securities totaling $34.8 million.  All securities purchased and sold were U.S. Government agency obligations, mortgage backed securities, or municipal bonds.  The objectives of the investment transactions were to increase the yields earned on excess cash at the bank level, while also recognizing gains on sale of those investments.  The realized gains on the sale of securities totaled $367,571 and the realized losses totaled $3,293 for the period ended September 30, 2010.  There were no sales during the period ended September 30, 2010.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the nine month period ended September 30, 2010. At September 30, 2010, there were no investment securities considered to be other than temporarily impaired. The municipal bonds have been evaluated and are considered to be in a temporary loss position.  The Company’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

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

Loans Held for Sale — Due to the short-term nature of these loans, they are reported at their carrying value which is considered a reasonable estimate of fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$773,453	$773,453	$741,896	$741,896
Federal funds sold	1,746,053	1,746,053	813,827	813,827
Interest-bearing bank deposits	20,744,024	20,744,024	30,701,988	30,701,988
Securities available for sale	22,626,665	22,626,665	17,029,866	17,029,866
Federal Reserve Bank stock	481,550	481,550	525,250	525,250
Loans Held For Sale	324,254	324,254	—	—
Loans receivable, net	19,305,799	20,773,744	10,436,992	10,405,000

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	27,888,146	27,888,146	23,660,119	23,660,119
Certificates of deposits	22,802,390	22,907,172	20,323,745	20,363,806

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$2,771,844	$—	$660,743	$—

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

Assets measured at fair value on a recurring basis at September 30, 2010, and December 31, 2009, are as follows:

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010
Muncipal bonds	$—	$1,054,205
Mortgage-backed securities	$—	$21,572,460	$—
Total	$—	$22,626,665	$—

December 31, 2009
Mortgage-backed securities	$—	$17,029,866	$—
Total	$—	$17,029,866	$—

Assets measured at fair value on a nonrecurring basis at September 30, 2010, and December 31, 2009, are as follows:

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowances as of September 30, 2010
September 30, 2010

Impaired loans	$—	$—	$37,547	$—
Total	$—	$—	$37,547	$—

December 31, 2009
Impaired loans	$—	$—	$—	$—
Total	$—	$—	$—	$—

There is one loan relationship that is classified and its underlying collateral has been monitored and reviewed throughout the year.  The relationship has undergone partial charge-offs in the second and third quarters.  An appraisal of the collateral supports the remaining balance of $37,547, thus there is no valuation allowance for this loan.  However, this loan is considered impaired due to its history and remains on non-accrual.

As of September 30, 2010, and December 31, 2009, the Company had no liabilities carried at fair value or measured at fair value on a non-recurring basis.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  For over three years, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three months ended September 30, 2010 and 2009, the nine months ended September 30, 2010 and also analyzes our financial condition as of September 30, 2010 and December 31, 2009.

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

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                  Unlimited deposit insurance through December 31, 2009 for non-interest bearing deposit transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts (the “Transaction Account Guarantee Program” or “TAGP”); financial institutions electing to participate will pay a 10 basis point premium (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.  The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIF and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100% by Treasury, representing $14.7 billion of total equity capital.  The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power.  As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

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

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions.  The Dodd-Frank Act also alters certain corporate governance matters affecting public companies.  Among other things, the bill includes provisions that exempt smaller public companies with a market cap of under $75 million from Sarbanes-Oxley Section 404(b) audits of management’s assessment of internal controls.  Over the next 16 to 18 months, regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  The U.S. federal banking agencies support this agreement.  The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending.  The U.S. Treasury is currently working to finalize terms of participation for this fund.

Although the TAGP expires on December 31, 2011, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act will take effect on December 31, 2010, and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the continuing effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Three months ended September 30, 2010 and 2009

We incurred a net loss of $286,342, or .13 per share, for the three months ended September 30, 2010 compared to a net loss of $853,912, or .39 per share, for the three months ended September 30, 2009.  Interest income was $563,712  and $164,181 for the three months ended September 30, 2010 and 2009, respectively.  The increase is attributed to the larger earning asset portfolio maintained by the bank in 2010.  Interest expense was $218,789 for the three months ended September 30, 2010, compared to $147,502 for the three months ended September 30, 2009.  The increase is attributed to the larger deposit portfolio maintained by the bank in 2010.  The loan loss provision, which is largely dependent on loan growth, was $85,054 for the three months ended September 30, 2010, compared to $60,511 for the three months ended September 30, 2009.  Non-interest income was $271,348 for the three months ended September 30, 2010, and included significant income from the sale of investments during the third quarter of 2010.  Non-interest income for the three months ended September 30, 2009 was $1,425.  Non-interest expense was $817,559 and $811,505 for the three months ended September 30, 2010 and 2009, respectively.

Nine months ended September 30, 2010

Because our banking subsidiary opened for business on June 8, 2009, a comparison between the nine months ended September 30, 2010 and September 30, 2009 would not be meaningful.  Until June 8, 2009, our principal activities related to our organization, the conducting of our initial public offering and the pursuit of regulatory approvals from the Office of the Comptroller of the Currency for our application to charter the bank, the pursuit of approvals from the Board of Governors of the Federal Reserve System to become a bank holding company, and the pursuit of approvals from the Federal Deposit Insurance Corporation for our application for insurance of the deposits of the bank.  We received final approvals from the FDIC, Federal Reserve and the Office of the Comptroller of the Currency in June 2009 and commenced business on June 8, 2009.

Net losses for the nine months ended September 30, 2010 were $1,486,819, or .68 per share.  Interest income for the nine months ended September 30, 2010 was comprised of $617,228 earned on investment securities, $310,780 earned on fed funds sold and interest bearing bank deposits, and $649,331 earned on loans, and totaled $1,577,339.  We incurred interest expense of $649,019 for the nine months ended September 30, 2010.  The provision for loan loss totaled $407,511 for the nine months ended September 30, 2010.  Our net interest spread and net interest margin were 1.55% and 2.00%, respectively, for the nine months ended September 30, 2010.  Non-interest income for the nine months ended September 30, 2010 totaled $403,469 and consisted primarily of $364,278 in gains on sale of investments.  Non-interest expense for the nine months ended September 30, 2010 was $2,405,171.  The most significant components of non-interest expense include salaries and employee benefits, occupancy expense, and data processing expense.

Assets and Liabilities

General

Total assets as of September 30, 2010 were $66.8 million, compared to $61.2 million as of December 31, 2009.  The increase in assets is due primarily to net loan growth of $8.9 million, which was funded by deposit growth of $6.7 million.  At September 30, 2010, total assets consisted principally of $20.7 million in interest-bearing deposits with other financial institutions, $22.6 million in available-for-sale investment securities and $19.3 million in net loans.  Net loans at December 31, 2009 were $10.4 million.  Loans grew $4.9 million during the third quarter of 2010.  The primary source of funding is deposits that are acquired locally.  Liabilities at September 30, 2010 totaled $51.1million, represented almost entirely by retail customer deposits totaling $50.7 million.  Liabilities as of December 31, 2009 totaled $44.2 million, including $44.0 million in deposits.  Deposits grew $3.8 million in the third quarter of 2010.  At September 30, 2010, shareholders’ equity was $15.7 million, compared to $16.9 million as of December 31, 2009.  The reason for the decrease in shareholders’ equity is continued net losses.  Book value per share was $7.17 at September 30, 2010 compared to $7.75 as of December 31, 2009.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. The following table summarizes the composition of our loan portfolio as of September 30, 2010 and December 31, 2009.

	September 30	Percentage of	December 31	Percentage
	2010	of Total	2009	of Total
Construction and land development	$4,817,919	24.4%	$3,395,362	32.0%
Real estate - residential mortgage	3,081,070	15.6	585,338	5.5
Real estate - other	10,572,457	53.6	5,428,501	51.2
Commercial and industrial	930,324	4.7	1,136,486	10.7
Consumer and other	325,774	1.7	66,743	0.6
Gross loans	19,727,544	100.0%	10,612,430	100.0%
Allowance for loan losses	(354,559)	—	(144,845)	—
Deferred loan fees, net	(67,186)	—	(30,593)	—
Total loans, net	$19,305,799	—	$10,436,992	—

Nonperforming Assets

At September 30, 2010, nonaccrual loans totaled $37,547, related to one lending relationship, compared to no nonaccrual loans as of December 31, 2009.  There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at September 30, 2010 and December 31, 2009.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  The nonaccrual loan relationship is considered impaired.  The bank recognized a partial charge off during the third quarter of 2010 totaling $110,000 on the loan relationship that is classified as nonaccrual.  The remaining balance is adequately supported by the value of the collateral.  There were no impaired loans as of December 31, 2009.  As of September 30, 2010, we were not aware of any other loans that were not already considered for impairment or categorized as impaired or on nonaccrual.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $354,559 as of September 30, 2010, or 1.80% of total loans, compared to $144,845 as of December 31, 2009, or 1.37% of total loans . The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.  Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.

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

Because of our short operating history and the lack of seasoning of our loan portfolio, we do not allocate the allowance for loan losses to specific categories of loans; therefore, the allowance is available to absorb losses in all categories. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing loss experience by loan type at banks of similar size and maturity, industry practices, and our credit grading system which we apply to each loan.

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

Deposits

Our primary source of funds for loans and investments is the net proceeds received in the initial public offering of our common stock and the funds obtained through our customer deposits. At September 30, 2010, we had $50.7 million in deposits, representing an increase of $6.7 million compared to December 31, 2009.  The deposits as of September 30, 2010 consisted primarily of $4.5 million in demand deposit accounts, $22.8 million in certificates of deposit, and $23.4 million of savings and money market accounts.  The primary source of funding for our loan portfolio is deposits that are acquired locally.  As of September 30, 2010, we have no brokered or wholesale deposits and no borrowings.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest/principal payments received on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. As of September 30, 2010, our primary sources of liquidity included interest-bearing deposits and federal funds sold with financial institutions totaling $22.5 million. We also have lines of credit available with correspondent banks totaling $8.0 million with no outstanding principal or interest on these lines at September 30, 2010. These lines may be withdrawn at the discretion of the correspondent financial institutions. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2010, we had issued commitments to extend credit of $2.8 million through various types of lending arrangements, compared to $660,743 as of December 31, 2009.  We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.

Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $16.9 million at December 31, 2009 to $15.7 million at September 30, 2010. The decrease is primarily a result of net loss for the nine months ended September 30, 2010 of $1,486,819 offset by deferred gains in the investment portfolio that increased $143,897 during the nine months.

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

Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. A third capital ratio that is closely monitored, known as the Tier 1 Leverage Ratio, measures Tier 1 capital as a percentage of average assets during the quarter.

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

The bank exceeded its minimum regulatory capital ratios as of September 30, 2010 and December 31, 2009, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at September 30, 2010 and December 31, 2009:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

De novo requirement	8.00%

Actual Ratios at September 30, 2010
Coastal Carolina National Bank	23.00%	64.31%	65.57%
Consolidated	24.35%	68.07%	69.32%

Actual Ratios at December 31, 2009
Coastal Carolina National Bank	30.04%	89.62%	90.42%
Consolidated	31.18%	93.63%	94.43%

We believe our capital is sufficient to fund the activities of the bank in its initial stages of operation.  As of September 30, 2010, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Coastal Carolina Bancshares, Inc.

Date: November 12, 2010	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn Kinard
Dawn Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.