Form 10-K
period 2010-12-31
Coastal Carolina Bancshares, Inc.
filed 2011-03-28
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Registrant’s telephone number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES  ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES  ☒ NO

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2010 was $11,968,780. Because there is not an active trading market for the Common Stock, we have used our initial public offering price of $10.00 as an estimate of the market value of a share of our Common Stock for purposes of calculating our public float.

The number of shares outstanding of the registrant’s common stock was 2,191,500 at March 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COASTAL CAROLINA BANCSHARES, INC.

PART I

Item 1. Business.

This report on Form 10-K contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

These risks are exacerbated by the volatility and disruption experienced in national and international financial, capital, and credit markets during the last three years. We are unable to predict what effect these uncertain market conditions will have on our company. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for Coastal Carolina National Bank (the Bank), and on April 10, 2008, the LLC merged with, and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company. Coastal Carolina National Bank is a national banking association organized under the laws of the United States and provides banking services to individual, partnership and corporate borrowers located in Horry County, South Carolina. Since our inception in June 2007 and before our Bank opened for business on June 8, 2009, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution.  The Bank is currently labeled a denovo institution, a term given by the banking regulatory agencies to describe a bank in its first three to five years of operations.  The bank currently operates one branch located in Myrtle Beach.

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

•                  affluent and “emerging affluent” residents who desire a banking relationship tailored to their net worth and service-level expectations;

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

Products and Services

The Bank offers a variety of traditional banking services, emphasizing a variety of lending services, including real estate, commercial and equity line and consumer loans to individuals and small- to mid-size businesses that are located or conduct business in our market area. Our deposit products include checking accounts, savings accounts, money market accounts, certificates of deposit, commercial checking accounts and individual retirement accounts, for which rates are reviewed regularly to ensure the Bank remains competitive. We also provide cashier’s checks, debit cards, tax deposits, direct deposit and United States savings bonds. The Bank delivers our services though a variety of methods, including on-line banking, remote deposit capture, banking by mail and drive-thru banking.

Lending Activities

General. The Company emphasizes a range of lending services, including real estate, commercial, consumer loans, and home equity lines of credit.  The bank seeks creditworthy borrowers within a geographic area limited to the Grand Strand, ranging on the south side from Pawleys Island in Georgetown County throughout Horry County including Myrtle Beach and Conway and north to the South Carolina border with North Carolina.  Many of the Bank’s commercial loans are made to small- to medium-sized businesses.

Loan Distribution. The percentage distribution of our loans at December 31, 2010 is as follows:

Construction and land development	23.72%
Real estate - mortgage	24.17%
Real estate - other	46.01%
Commercial and industrial	4.68%
Consumer and other	1.42%
100.00%

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

•                  our historical loan loss experience;

•                  evaluation of economic conditions;

•                  specific problem loans and commitments that may affect the borrower’s ability to pay;

•                  regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators; and

•                  the amount and quality of collateral, including guarantees, securing the loans.

Lending Limits.  The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank will be subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. As of December 31, 2010, our legal lending limit was $2.2 million. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits will increase or decrease as the Bank’s capital increases or decreases.  The well-established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than we can make.

Credit Risk.  The principal credit risk associated with each loan is the creditworthiness of the borrower and any guarantor. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, employment rates and the strength of the local and national economy, as well as other factors affecting a borrower’s customers, suppliers and employees. There are no plans to engage in any sub-prime or speculative lending, including plans to originate loans with high loan-to-value ratios.

With respect to real estate loans, additional risks affecting the ability of a borrower to repay a real estate loan include fluctuations in the value of real estate and tenancy rates. In the case of a real estate loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate or sell the property, or, in certain cases, the borrower may default. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period. Each of these factors increases the risk of nonpayment.

Many of our commercial loans are made to small- to medium-sized businesses that may be less able to withstand adverse competitive, economic and financial pressures than large borrowers.  Our commercial borrowers reflect the diversified businesses of our service area, and include commercial, professional and retail service firms involved in the tourist, recreation and retirement industries. The risks associated with our commercial loans depend to a large extent upon various economic factors that affect those industries, including the strength of the economy in our service area and the ability of our commercial borrowers to properly evaluate and respond to a changing marketplace.

Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, we cannot predict the extent to which the borrower’s ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time, but have not been exercised and may not be immediately obvious when reviewing the financial statements of the Bank. At December 31, 2010, we had issued commitments to extend credit of $4.3 million through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

The Bank’s residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and adjustable rates on mortgages. These loans are made consistent with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 85%. We expect these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market such as has occurred recently. Fixed-rate loans may be sold in the secondary market in conjunction with performance management or portfolio management goals. Real estate-related products include:

•                  home mortgage loans (conventional, FHA and non-conforming) 1-4 owner-occupied homes;

•                  acquisition and development loans for residential and multi-family construction loans;

•                  construction and permanent lending for investor-owned property; and

•                  construction and permanent lending for commercial (owner-occupied) property.

The primary risk associated with residential real estate loans is that the residential borrower will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s collateral will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower and the value of the property on an individual basis.

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

Risks associated with commercial real estate loans include fluctuations in the value of real estate rental rates and other competition in the rental market, employment rates, tenant vacancy rates and the quality of the borrower’s management. Commercial real estate loans are generally riskier than residential real estate loans because commercial properties may be limited to a specific use making it more difficult to sell such properties to recover loan losses.  In addition, the tourist industry is highly competitive and, in our primary service area, subject to weather related risks, including hurricanes.  If a borrower’s business fails, the borrower is likely to be unable to repay its debts. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. We also attempt to limit our risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

Small Business Lending.  Our commercial lending is focused on small- to medium-size businesses located in or serving our service area. We consider “small businesses” to include commercial, professional and retail firms with annual revenues of $50 million or less. Commercial lending includes loans to entrepreneurs, professionals and small- to medium-sized firms. Small business products include:

•                  Working capital loans and lines of credit;

•                  Business term loans to purchase fixtures and equipment or fund site acquisition or business expansion;

•                  Inventory and accounts receivable lending; and

•                  Construction loans for owner-occupied buildings.

Within small business lending, we may from time to time use government enhancements such as the Small Business Administration (“SBA”) programs. These loans will typically be partially guaranteed by the government. As of December 31, 2010, we had not originated any small business loans using government enhancement. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

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

The primary risk for commercial loans and small business lending is the failure of the business due to economic and financial factors. As a result, the quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness and our decision to make a commercial loan.

Consumer Loans.  We offer consumer loans to customers in our primary service area. Consumer lending products include:

•                  home equity loans;

•                  automobile, recreational vehicle and boat loans; and

•                  installment loans (secured and unsecured).

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly; they are often dependent on the borrower’s employment status as the sole source of repayment; and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports and debt-to-income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

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

Deposit Distribution. The percentage distribution of our deposits on December 31, 2010, is as follows:

Checking	8.38%
Savings and money market	47.94%
Certificates of deposit	43.68%
100.00%

Our deposit distribution will depend on our customers and will likely vary over time.

Other Banking Services

We offer cashier’s checks, on-line banking, banking by mail, drive-thru banking, direct deposit of payroll and social security checks, United States Savings Bonds, tax deposits, 24-hour telephone banking and remote deposit capture. The Bank is associated with national ATM networks that may be used by the Bank’s customers throughout the country.

Investments

In addition to loans, the Bank makes other investments, subject to the Bank’s policy as set by its Board of Directors. Such investments may include overnight funds, direct obligations of the United States government, obligations guaranteed as to principal and interest by the United States and other Federal agencies, general obligation bonds, revenue bonds, certificates of deposit of financial institutions, mortgage-backed securities (limited to GNMA, FNMA, FHLB and FHLMC issues), municipal securities, bankers’ acceptances and other bank-grade investment securities.  No investment in any of these instruments will exceed any applicable limitations imposed by law or regulation.  The Bank’s asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure the investments conform to the Bank’s policy.

Asset and Liability Management

The Bank’s asset/liability management committee oversees the Bank’s assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies the Bank has adopted. The committee attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities.

Competitive Conditions

The banking business is highly competitive. We compete with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds operating in our primary service area. According to FDIC data as of June 30, 2010, there were 134 banking offices, representing 26 financial institutions operating in our primary service area and holding over $5.4 billion in deposits. Many of these institutions have substantially greater resources and lending limits than we have, and many of these competitors offer services, including extensive and established branch networks and trust services that we either do not provide at this time or will not provide. The Bank’s total deposits ranked 19th among financial institutions in the Myrtle Beach MSA, representing .86% of the total deposits in this market.  Our competitors include large national, super regional and regional banks as well as established community banks.

Employees

As of March 18, 2011, Coastal Carolina Bancshares, Inc., had 24 full-time employees. Management considers our employee relations to be good.

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

The primary goals of the bank regulatory structure are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance fund, the Bank’s depositors and the public, rather than the stockholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978 (the Change in Bank Control Act), together with regulations thereunder, require written notice to the Federal Reserve prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns, controls or holds the power to vote a greater percentage of that class of voting securities immediately after the transaction. At such time, if ever, as we have in excess of 500 shareholders of record and total assets exceeding $10 million, we will be required to register under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

•                  acting in certain circumstances as a fiduciary or investment or financial adviser; and

•                  owning savings associations.

The Federal Reserve imposes certain capital requirements on the Company under the Bank Holding Company Act and the Change in Bank Control Act regulations, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company will be able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. The Bank’s ability to pay dividends is subject to regulatory restrictions described below under “Dividends.” The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial safety, soundness or stability of any subsidiary depository institution of the bank holding company and is inconsistent with sound banking principles or with the purposes of the Bank Holding Company Act or with the Financial Institutions Supervisory Act of 1966. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. The act also authorizes activities that are “complementary” to financial activities.

The act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the act will have on us.

The Bank

The Bank is a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each general depositor.  See “Deposit Insurance and Assessments” below.

The OCC and the FDIC regulate and monitor virtually all areas of the Bank’s operations, including:

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

An example applicable to the Bank because of its lending portfolio is guidance by the federal banking agencies to identify and manage risks associated with concentrations in commercial real estate loans. The guidance states that a growing number of banks have high concentrations of commercial real estate loans on their balance sheets which may make the banks more vulnerable to cyclical downturns in the commercial real estate markets. Banks with high concentrations of commercial real estate loans are subject to greater supervisory scrutiny and will be required to have in place risk-management practices and capital levels that are appropriate in light of the risk associated with these concentrations. The final guidelines relating to concentrations in commercial real estate loans are applicable to the Bank and may adversely affect the Bank’s ability to develop and grow its commercial real estate loan portfolio.

The OCC requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, Bank premises and furniture and fixtures. The OCC also requires the Bank to prepare quarterly reports on the Bank’s financial condition, and the FDIC requires the Bank to conduct an annual audit of its financial affairs in compliance with generally accepted auditing standards and the Federal Deposit Insurance Act (the FDI Act). As a new bank, we are required to notify and obtain from the OCC a written determination of no objection before the Bank engages in any significant deviation or change from its business plan or operations. In addition, during the first three years of the Bank’s operations, the Bank is required to provide the appropriate FDIC regional supervisory office with a copy of any such notice made to the OCC.

Federal Deposit Insurance Corporation Improvement Act of 1991. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act), which amended the FDI Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate to meet the FDIC’s expenses in carrying out such examinations. Insured institutions are required to submit annual reports to the FDIC, their federal banking agency and their state supervisor when applicable. The FDI Act directs the FDIC to develop a method for insured depository institutions to provide disclosure of the assets and liabilities in any balance sheet, financial statement, report of condition or any other report of any insured depository institution required to be filed with a federal banking agency. The FDI Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to, among other things, the following:

•                  internal controls;

•                  information systems and internal audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure;

•                  asset growth; and

•                  compensation, fees and benefits.

For a period of two years from the date the Bank commenced business, the OCC must review and not object to the hiring of any officer or the appointment or election of any director of the Bank. Further, the Bank must provide written notice to the

OCC at least 90 days before adding or replacing any member of its board of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the person would assume a different executive officer position if the Bank is not in compliance with minimum capital requirements applicable thereto or is otherwise in troubled condition, or if the OCC determines, in connection with its review of the Bank’s capital restoration plan or otherwise, that such notice is required. The OCC may disapprove such addition or employment within such 90-day period.

In addition, the FDIC requires that an insured depository institution or depository institution holding company notify the appropriate federal banking agency of the proposed addition of any individual to the board of directors or the employment of any individual as a senior executive officer at least 30 days before such addition or employment becomes effective if the institution is not in compliance with the minimum capital requirements applicable to it or is otherwise in troubled condition, or if the agency determines such prior notice is appropriate based on its review of the institution’s capital restoration plan. The agency may disapprove any such addition or appointment within 90 days from the date the agency receives notice of the proposed action. Further, whenever a change in control of an insured depository institution occurs, the institution must report promptly to the appropriate federal banking agency any changes or replacement of its chief executive officer or of any director occurring in the next 12-month period, including in its report a statement of the past and current business and professional affiliations of the new chief executive officer or director.

Deposit Insurance and Assessments.  During the fourth quarter 2008, the amount of FDIC insurance coverage for insured deposits was increased under the Emergency Economic Stabilization Act of 2008 (EESA), generally from $100,000 per depositor to $250,000 per depositor. In July 2010, this increase was made permanent by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  In November 2010, the FDIC issued provisions, required by the Dodd-Frank Act, which provide temporary unlimited coverage for non-interest-bearing transaction deposit accounts through December 31, 2012.

Each depository institution is assigned to a risk category based on capital and supervisory measures. A depository institution in the past has been assessed insurance premiums by the FDIC based on its risk category and the amount of deposits held. These amounts have been assessed and due quarterly.  In 2009, the FDIC, as part of its plan to restore the Deposit Insurance Fund, increased deposit insurance assessments by increasing its assessment rates and changing the assessment framework.  A special assessment was assessed in 2009 on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, and was collected on September 30, 2009. The Bank’s special assessment was $2,948. In late 2009, the FDIC required insured depository institutions to prepay their quarter risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, by December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. The Bank’s prepaid assessment was $135,458.  Assumptions for future deposit growth were necessary and the prepaid assessment may differ from the actual assessments in these periods depending on how actual deposit growth compared to the predicted deposit growth on which the prepaid assessment was based.  If the prepaid assessment is depleted, the Bank will return to paying quarter assessments at that time.  In 2010, the FDIC adopted a final rule to change the assessment again, changing the assessment rates and altering the calculation to be based on total assets minus average tangible equity, defined as Tier 1 capital, as opposed to the current deposit based calculation.  The new assessment method will begin with the second quarter financial results in 2011 to be paid in the third quarter.

Transactions with Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low-quality assets.

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

Regulation W. Effective April 1, 2003, the Federal Reserve adopted Regulation W, which implements Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit on a nonrecourse basis from an affiliate under certain conditions. In addition, under Regulation W: a bank and its subsidiaries may not generally purchase a low-quality asset from an affiliate; covered transactions, and other transactions exempt under the applicable regulations, between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan or extension of credit depending on the type of collateral,.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the Bank’s capital and surplus. That regulation has not yet been adopted.

Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Subject to certain restrictions, the directors of a national bank may declare a dividend of so much of the undivided profits of the Bank as the directors judge to be prudent.  In addition, a national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the Bank for that year and the retained net income of the Bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount.  In addition, as a new bank, the Bank will be required to maintain a risk-based total Tier 1 capital ratio equal to at least 8%, which will further limit the Bank’s ability to pay dividends.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s outstanding equity investment, including retained earnings in the financial subsidiary, be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing through electronic mail to the consumer.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws, rules and regulations applicable to credit transactions, such as:

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

•                  The deposit operations of the Bank are also subject to:

•                  the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to at least 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, but excludes, among other things, goodwill and most other intangibles and deferred tax assets. Tier 2 capital includes cumulative perpetual preferred stock, long-term preferred stock, convertible preferred stock and any related surplus, under certain conditions, certain mandatory convertible securities, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock, general reserves for loan and lease losses up to 1.25% of risk-weighted assets, and up to 45% of the pretax net unrealized holding gains on available-for-sale equity securities with readily determinable fair values.

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or certain United States Government agencies, which have a 0% rating.

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

The FDIC Improvement Act established an additional capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a total risk-based capital ratio of 10% or greater, and the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

As a new bank, the OCC has required the Bank maintain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk based capital ratio of 8% or greater, and a total risk-based capital ratio of 12% or greater, in order to be considered “well capitalized”.  Currently, the Bank and the Company continue to be classified as “well capitalized.”

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

A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

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

Other

Financial Institutions Reform, Recovery and Enforcement Act of 1989. This act expanded and increased the enforcement powers of the regulators in terms of both civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties include management, employees and agents of an insured depository financial institution, as well as independent contractors and consultants such as attorneys and accountants, shareholders and others who participate in the conduct of the financial institution’s affairs. Violations include the failure of an institution to timely file required reports, the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for continuing violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of any loan or assets involved, rescind agreements or contracts, employ qualified officers and employees, or take other actions as determined by the ordering agency to be appropriate.

Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. It will be the Bank’s policy not to disclose any personal information to nonaffiliated third parties unless required to do so by law.

Like other lending institutions, the Bank will utilize credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates and the use of credit data.

USA PATRIOT Act of 2001. In October 2001, the USA PATRIOT Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen United States law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

Effect of Governmental Monetary Policies. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Recent Regulatory Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the last three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unstable to repay their loans and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced, including:

•                  The Emergency Economic Stabilization Act of 2008 (the EESA) was approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of market-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance.

•                  On October 14, 2008, the FDIC announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP has two primarly components that are available on a voluntary basis to financial institutions.

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay 10 basis points premium in addition to the insurance premiums paid for standard deposit insurance.

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

•                  On February 17, 2009, the American Recovery and Reinvestment Act of 2009, (the ARRA), was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The ARRA specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The ARRA also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers. As of September 20, 2010, the PPIFs had completed their fundraising and have closed approximately $7.4 billion of private sector equity capital, which was matched 100% by the Treasury, representing $12.4 billion of total equity capital. The U.S. Treasury has also provided $249.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of September 30, 2010, the PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009;

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 and to increase assessment rates effective on January 1, 2011;

•                  In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

•

Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•

Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•

Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment. The OCC, which is currently the primary federal regulator for national banks only, will become the primary federal regulator for federal thrifts. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.  The U.S. federal banking agencies support this agreement.  In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity.  According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•                  In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•                  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.  On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

•                  On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

We did not participate in the unlimited deposit insurance component of the TLGP.  Although the TLGP expired on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010, and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts and will be funded through general FDIC assessments, not special assessments.  With respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, our capital position, the cost to the Company of alternative capital, and our strategy for the use of additional capital, to determine whether it is prudent to participate.  Specifically, we will evaluate participating in the fund pursuant to the Small Business Jobs and Credit Act.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The United States Treasury Department recently has recommended a major restructuring of the financial institution regulatory framework in this country. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 1A. Risk Factors.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments beginning in the latter half of 2007 in the global credit and securitization markets have resulted in uncertainty in the financial markets. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions have been adopted.  Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the continued issuance of formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under Supervision and Regulation, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced.  There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse effect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio, which could be “other-than-temporary impairments.”

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 30% of our interest income for the year ended December 31, 2010.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Due to our short operating history, all of the loans in our loan portfolio and our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2010, 93.9% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if we have been provided misleading information.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify.  We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations. See the “Supervision and Regulation” section of this Form 10-K for a summary description of proposed regulations and legislative action that has been introduced and/or adopted over the last two years. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay deposit insurance premium assessments to the FDIC.  We are generally unable to control the amount of premiums that are required to be paid for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than recently increased levels.  Any future increases may materially and adversely affect our results of operations.  Additionally, the Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.  It is too early to predict how new regulations in this area may affect our results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We are located at 2305 Oak Street, Myrtle Beach, South Carolina 29577. This location, which serves as our executive headquarters, is also the Bank’s main office. The property is subject to a lease, which began on November 1, 2007, with a three-year term which may be extended at our option for up to four additional one-year terms.  The first lease extension was exercised in November 2010 and expires in October 2011.  Rent for the current term is $13,789 a month.  Total aggregate rent for the current term is $165,468.  Future minimum lease payments under this term are $137,891 in 2011. Monthly rent will increase during each remaining extension term as follows: 2nd extension term—$14,203; 3rd extension term—$14,629; and 4th extension term—$15,068. We are also required to pay all utilities and property taxes levied on the site and to keep the building insured. The building has two levels with a total of approximately 8,887 square feet and is set on approximately 1.29 acres of land. The building has two drive-thru teller lanes. The property is owned by Myrtle Beach Farms Company, Inc., a subsidiary of Burroughs & Chapin Company, Inc.  J. Egerton Burroughs, who is an organizer and director of the Company as well as a director of the Bank, is the Chairman of the Board of Burroughs & Chapin Company, Inc.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Removed and Reserved.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 18, 2011, there were 2,191,500 shares of common stock outstanding held by approximately 272 shareholders of record. All of our currently issued and outstanding common stock, with the exception of 5,000 shares subsequently issued to certain employees as restricted stock grants described below, was issued on June 8, 2009, in connection with the closing of our initial public offering of common stock. The price per share in our initial public offering was $10.

The current total of issued restricted stock is 5,000 shares. In June 2009, we issued to certain employees of the Bank an aggregate of 5,000 shares of restricted common stock. In November 2009, we issued to an employee of the Bank 1,000 shares of restricted common stock.  With both issuances, the restricted stock contained a vesting period of the third anniversary of the date of the grant. We did not receive any cash proceeds from the issuance of such shares of restricted common stock. All of such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as the shares were issued in transactions not involving any public offering or distribution. During 2010, one employee voluntarily terminated his employment and forfeited 1,000 shares of unvested restricted stock.

There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, stock trades in 2010 occurred at $10 per share.

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future, we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Coastal Carolina National Bank, to pay dividends to us.

Typically, as a national bank, Coastal Carolina National Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. Currently, the Bank is prohibited by its regulators, the OCC, from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the Bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency will be required if the total of all dividends declared in any calendar year by the bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years less any required transfers to surplus. The Office of the Comptroller of the Currency also has the authority under federal law to enjoin a national bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Item 6.  Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following is management’s discussion of our results of operations for 2010 and 2009 and includes an analysis of our financial condition as of December 31, 2010 and 2009.  Because the Bank opened in June 2009, comparisons to 2009 are not necessarily meaningful in all contexts because 2009 was only a partial year operation.

Throughout this Item, the terms “we”, “us, and “our” refer to the Company and the Bank on a consolidated basis.

Like most community bank holding companies, we derive most of our income from the earnings of the Bank.

A significant portion of our income is received from interest earned on our loans and investments. Our primary source of funds for making these loans and investments is our deposits.  A significant amount of our deposits result in interest expenses.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance in 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

We earn additional income through fees and other expenses we charge to our customers for services we provide. We incur additional expenses for necessary overhead and from the daily operations of the bank.  We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income” and “Noninterest Expense” sections.

Also affecting our net income are provisions made to the allowance for loan losses.  There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.   Reference should be made to those statements and the financial data presented throughout this report for an understanding of the following discussion and analysis.

General

The Company is a corporation organized under the laws of the state of South Carolina to be a holding company for the Bank.  The Company’s inception was February 28, 2008.  The Company conducted an initial stock offering and raised $21.8 million selling 2,180,000 shares of its common stock at $10 per share.  Upon receipt of all final regulatory approvals, the Company capitalized the Bank through the purchase of 1,994,000 shares at $10 per share, or $19.94 million, on June 5, 2009, and Coastal Carolina National Bank, the holding company subsidiary, opened for business on June 8, 2009.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to our audited financial statements included in this report. Additionally, recent accounting pronouncements that may or may not materially affect our accounting, reporting, and disclosure of financial information in the future are also described in the notes to our audited financial statements.

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

Allowance for Loan Losses. We believe that the determination of the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our financial statements. Refer to Note 1 in the Notes to the Consolidated Financial Statements, under the section “Allowance For Loan Losses”, for a more detailed description of the methodology related to the allowance for loan losses.

Estimates of Fair Value.  The estimate of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities and impaired loans.  Investment securities are recorded in the financial statements at fair value while impaired loans are recorded at either cost or fair value, whichever is lower.

Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments.  The fair values of impaired loans are often determined based on the value of the collateral.  Third-party appraisals of the property and alternative data, such as market listing prices, may be used.  The estimation of fair value and subsequent changes of fair value can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income.  Refer to Note 17, Fair Value, in the Notes to the Consolidated Financial Statements, for more information regarding fair values.

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

Results of Operations

General

We incurred a net loss of $2 million for the year ended December 31, 2010, compared to $2.6 million for the year ended December 31, 2009.  The bank opened in June 2009 and, therefore, did not experience a full year of operating expenses.  Of the $2.6 million loss in 2009, $770,450 in expenses were incurred prior to opening the Bank and the remaining $1.8 million of net losses were incurred after the opening of the Bank.  Basic loss per share in 2010 was $.92, compared to basic loss per share of $2.11 for the year ended December 31, 2009.

Net Interest Income

Net interest income before the provision for loan losses in 2010 was $1,276,055, an increase of $1,079,912 when compared to net interest income before the provision for loan losses of $196,143 in 2009.  The increase is attributed to growth in the loan portfolio with yields higher than the cost of the deposits, which also increased.  Additionally, the bank was only open for 7 months in 2009 compared to a full 12 months in 2010.  Total interest income for the year 2010 was $2,159,316 compared to $612,934 in 2009, and was offset by total interest expense of $883,261 in 2010 and $416,791 in 2009. The components of interest income in 2010 were $971,602 from loans, $812,475 from investment securities, and $375,239 from federal funds sold and other interest-bearing bank deposits, compared to $171,862, $150,285, and $212,541, respectively, in 2009.  During 2010, interest expense was composed almost entirely of interest expense on deposits totaling $883,173, with a small amount of $88 related to interest expense on borrowings.  Comparatively, during 2009, interest expense totaled $416,791 of which $374,449 was related to deposits and $42,342 was related to borrowings.

The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. Our net interest spread and net interest margin in 2010 were 1.61% and 2.04%, respectively, compared to (0.43%) and 0.66%, respectively, in 2009.  Improvements in both ratios were the result of increased growth in the loan portfolio earning higher rates than the cost of the deposits, which also grew in 2010.  Additionally, in 2009 higher rates were paid initially upon the Bank’s opening to attract deposits and new customers. Also impacting the net interest spread and net interest margin is the challenging economic environment that has made it difficult to find lending relationships that meet our credit standards. As a result, we have an unusually large proportion of our earning assets invested in lower yielding assets.  Additionally, as a result of the challenging economic environment, both loan rates and deposit rates have declined significantly in 2010.  The Bank’s loan yields decreased 17 basis points in 2010.  However, the impact of decreased rates has been more significant in the deposit portfolio.  The cost of funding, including deposits, decreased 64 basis points in 2010, and overall the Bank’s performance in net interest spread and net interest margin has improved.

Average Balances, Income and Expenses, and Rates. The following table sets forth, for 2010 and 2009, certain information related to our average balance sheet and our average yields on earning assets and average costs of interest-bearing liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. In 2009, the average balances were derived from the daily balances from June 8, 2009 to December 31, 2009, and month end balances prior to such date.

	For the Calendar Year 2010			For the Calendar Year 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans and loans held for sale	$16,019,812	$971,602	6.07%	$2,754,181	$171,862	6.24%
Securities	23,254,050	812,475	3.49%	4,047,961	150,285	3.71%
Federal funds sold and Interest-bearing bank deposits	23,219,323	375,239	1.62%	18,238,392	212,541	1.17%
Subscriptions held in escrow	—	—	0.00%	4,685,939	78,246	1.67%
Total earning assets	$62,493,185	$2,159,316	3.46%	$29,726,473	$612,934	2.06%
Cash and due from banks	2,561,498			479,899
Other assets	489,366			743,276
Total assets	$65,544,049			$30,949,648
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest checking	$2,023,581	$19,730	0.98%	$574,587	$5,247	0.91%
Money market	22,737,092	362,439	1.59%	7,749,961	165,169	2.13%
Savings	107,432	851	0.79%	34,788	342	0.98%
Certificates of deposit < $100,000	6,655,132	155,939	2.34%	2,400,176	64,736	2.70%
Certificates of deposit > $100,000	16,183,699	344,214	2.13%	5,079,021	138,955	2.74%
Federal funds purchased	12,225	88	0.72%	665	4	0.60%
Other borrowings	—	—	0.00%	882,341	42,338	4.80%
Total interest-bearing liabilities	$47,719,161	$883,261	1.85%	$16,721,539	$416,791	2.49%
Noninterest-bearing deposits	1,421,910			296,757
Other liabilities	271,225			5,169,877
Shareholders’ equity	16,131,753			8,761,475
Total liabilities and shareholders’ equity	$65,544,049			$30,949,648
Net interest income		$1,276,055			$196,143
Interest spread			1.61%			(0.43)%
Contribution of noninterest bearing sources			0.43%			0.23%
Net interest margin			2.04%			0.66%

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in 2010.  There were no loans in nonaccrual status in 2009 and two loans in nonaccrual status totaling $137,277 as of December 31, 2010.  Loan and late fees totaled $19,948 and $3,861 for the years ended December 31, 2010 and 2009, respectively, and are included with interest income on loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities for the year ended December 31, 2010.  Due to 2009 being the first year of banking operations, all interest and expense is attributed to the volume of interest earning assets during 2009.

	2010 Compared to 2009
	Increase/(Decrease)
	Due to changes in
	Volume	Rate	Total

Assets
Loans and loans held for sale	$804,561	$(4,821)	$799,740
Securities	671,043	(8,853)	662,190
Federal funds sold & int bearing due from banks	80,495	82,203	162,698
Subscriptions held in escrow	(78,246)	—	(78,246)
Total earning assets	$1,477,853	$68,529	$1,546,382

Liabilities and shareholder's equity
Interest-bearing liabilities
Interest checking	$14,128	$355	$14,483
Money market accounts	238,901	(41,632)	197,269
Savings	575	(67)	508
Certificates of deposit < $100,000	99,700	(8,496)	91,204
Certificates of deposit > $100,000	236,188	(30,928)	205,260
Federal funds purchased	83	1	84
Other borrowings	(42,338)	—	(42,338)
Total interest-bearing liabilities	$547,237	$(80,767)	$466,470

	$930,616	$149,296	$1,079,912

Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. One of the monitoring techniques employed by us is the measurement of our interest sensitivity “gap”, which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A company is considered “asset sensitive” when a larger amount of its earning assets will reprice than its interest-bearing liabilities.  A company is considered “liability sensitive” when a larger amount of its interest bearing liabilities will reprice than its earning assets.  We generally would benefit from increasing market rates of interest when we are in an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, adjusting the interest rate during the life of an asset or liability, or changing the mix of the assets and liabilities on the balance sheet. Managing the amount of assets and liabilities repricing in the same time interval is performed in order to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest-rate sensitivity at December 31, 2010.

	Within	Within	Within	Within	Over
($ in thousands)	3 Months	4-12 Months	1-3 Years	4-5 Years	5 Years	Total

Earning assets
Loans and loans held for sale	$9,094	$3,902	$7,210	$2,429	$869	$23,504
Securities (1)	1,095	2,371	7,697	5,760	12,804	29,727
Federal funds sold	1,589	—	—	—	—	1,589
Interest-bearing bank deposits	11,885	4,580	—	—	—	16,465
Total earning assets	$23,663	$10,853	$14,907	$8,189	$13,673	$71,285

Interest-bearing liabilities
Interest checking	2,433	—	—	—	—	2,433
Money market	27,071	—	—	—	—	27,071
Savings	104	—	—	—	—	104
Certificates of deposit < $100,000	2,785	2,983	1,365	68	—	7,201
Certificates of deposit > $100,000	6,522	8,299	2,461	276	—	17,558
Total interest-bearing liabilities	$38,915	$11,282	$3,826	$344	$—	$54,367

Period gap	$(15,252)	$(429)	$11,081	$7,845	$13,673
Cumulative gap	$(15,252)	$(15,681)	$(4,600)	$3,245	$16,918
Rate-sensitive assets / rate-sensitive liabilities (cumulative)	0.61	0.69	0.91	1.06	1.31

(1)          Securities are reported at their amortized cost.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.

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

We are cumulatively asset sensitive, although we are temporarily liability sensitive in periods less than 12 months.

However, our gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration future changes in the volume and mix of earning assets and interest-bearing liabilities.  Additionally, the model does not reflect that changes in interest rates do not affect all assets and liabilities equally.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

Our provision for loan losses was $485,702 in 2010 and $144,845 for 2009.  The increased expense is directly related to the increase growth in the loan portfolio in 2010.  Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income totaled $416,026 in 2010 compared to $28,685 in 2009.  The most significant component of noninterest income in 2010 and the primary reason for the increase compared to 2009 was the recognition of $364,278 in net gains on the sale of investment securities.  In 2009, the net gains on sale of securities was $11,058. Additionally in 2010, we recognized gains on the sale of mortgage loans in the secondary market of $27,525, compared to $1,256 in 2009.  Noninterest income also includes service charge and fee income for services offered by the bank.  In 2010, all other non-interest income, including service charges, totaled $24,223, compared to $16,371 in 2009.  Non-interest income in 2009 included $12,500 recognized in connection with the receipt of a leasehold improvements allowance.

Noninterest Expense

Noninterest expense totaled $3,217,168 in 2010, compared to $2,678,988 in 2009. Included in noninterest expense in 2009 was $818,833 related to pre-opening and organizational costs incurred prior to the Bank’s opening on June 8, 2009.  Salaries and employee benefits comprise the largest component of noninterest expense which totaled $1.9 million in 2010 and $1.6 million in 2009.  Included in salaries and employee benefits expense was $16,488 related to the 2009 issuance of warrants to organizers and directors of the company, and $72,797 related to the 2009 issuance of stock options and restricted stock to employees. In 2009, these expenses were $157,432 and $71,130 respectively.  The following additional noninterest expense components were the next most significant expenses experienced in 2010:  occupancy and equipment expenses were $399,294, data processing/IT/telecommunication related expenses were $310,936, and professional services expenses, including auditors and legal counsel, were $232,885.  These same expenses in 2009 were $394,311 for occupancy and equipment expense, $172,133 for data processing/IT/telecommunications expense, and $216,905 for professional services.  FDIC and regulatory expense assessments increased from $39,203 in 2009 to $118,631 in 2010.  FDIC and regulatory assessments have been based on deposit size and this expense is expected to increase as the Company grows.

Income Taxes

Due to our history of net losses, the bank has not recognized any tax expenses.  Additionally, until we become profitable, we will not recognize any tax income.  For further discussion regarding our tax position, please refer to Note 1 to the Consolidated Financial Statements.

Balance Sheet Review

General

As of December 31, 2010, we had total assets of $71.9 million compared to $61.2 million as of December 31, 2009.  The major asset categories were $18.6 million in cash and bank deposits, $28.7 million in available-for-sale securities, and $22.8 million in net loans.  Compared to 2009, we have significantly reduced our cash and deposit position and reinvested our dollars into higher yielding loans and available for sale securities.  Total liabilities as of December 31, 2010 were $57.1 million and were comprised primarily by retail customer deposits totaling $56.7 million.  As of December 31, 2009 total liabilities were $44.2 million, with total deposits of $44 million. Shareholders’ equity was $14.8 million, or 20.6 % of assets, as of December 31, 2010, compared to $16.9 million, or 27.6% of assets, as of December 31, 2009. Book value per share was $6.76 at December 31, 2010, compared to $7.75 at December 31, 2009.

Cash and Due From Other Banks

Generally the Bank maintains only enough cash and deposits necessary to meet the needs of our day to day operations.  Any excess funds are invested in higher yielding investment securities and loans.  Occasionally, excess funds may be deposited in interest bearing bank deposits.  As of December 31, 2010, the Company had $4.3 million in cash and deposits for operational needs, including $1.6 million in overnight funds sold and $2.2 million at the Federal Reserve.  Additionally, the Company had $14.3 million in other interest-bearing bank deposits, including $9.1 million in time deposits.

During 2010, we invested our excess cash and funds into investments and loans, effectively decreasing our cash and due from other banks total from $32.3 million as of December 31, 2009 to $18.6 million as of December 31, 2010.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Total net loans at December 31, 2010 were $22.8 million, compared to $10.4 million as of December 31, 2009.  Net loans outstanding were 31.71% of our total assets as of December 31, 2010, compared to 17.07% as of December 31, 2009.  Growth levels experienced in the first three years of a bank organization are high and our growth in the loan portfolio is consistent with our status as a new bank.

The principal component of our loan portfolio is loans secured by real estate. Most of our real estate loans are secured by residential or commercial property.  Additionally, construction loans, commercial and industrial loans, and consumer loans round out the rest of the portfolio.  Generally, fixed-rate mortgages are sold to investors with no servicing responsibilities retained and therefore are not reflected in the loan portfolio balances, whereas the Bank generally retains the adjustable-rate loans in its portfolio. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan.

The following table summarizes the composition of our loan portfolio as of December 31, 2010 and 2009.

	December 31	Percentage of	December 31	Percentage of
	2010	of Total	2009	of Total
Construction and land development	$5,528,181	23.72%	$3,395,362	31.99%
Real estate - mortgage	5,631,112	24.17%	585,338	5.52%
Real estate - other	10,721,143	46.01%	5,428,501	51.15%
Commercial and industrial	1,090,301	4.68%	1,136,486	10.71%
Consumer and other	329,949	1.42%	66,743	0.63%
Gross loans	23,300,686	100.00%	10,612,430	100.00%
Allowance for loan losses	(432,750)	—	(144,845)	—
Deferred loan fees, net	(73,850)	—	(30,593)	—
Total loans, net	$22,794,086	—	$10,436,992	—

The largest component of our loan portfolio at December 31, 2010 was loans that had real estate as a primary or secondary component of collateral, which represented 93.9% of the gross loan portfolio before the allowance for loan losses.  Within this category, 1-4 family residential mortgages represent 24.17% of the gross loan portfolio, while commercial and other real estate loans represent 46.01% of the gross loan portfolio.  Also of significance are the Construction and Land Development loans, which represent 23.72% of the gross loan portfolio as of December 31, 2010.

Additionally, the Bank has made contractual commitments to extend credit in the future.  These commitments are not reflective in the financial statements until they are disbursed.  At December 31, 2010, the Bank had unfunded commitments of $4.3 million, compared to $660,743 at December 31, 2009.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2010.

		Greater than
	One Year	One and Within	Greater than
	or Less	Five Years	Five years	Total
Construction and land development	$3,706,603	$1,546,226	$275,352	$5,528,181
Real estate - mortgage	—	640,512	4,990,600	5,631,112
Real estate - other	1,837,645	7,849,298	1,034,200	10,721,143
Commercial and industrial	560,938	529,363	—	1,090,301
Consumer and other	233,518	92,395	4,036	329,949
Gross loans	$6,338,704	$10,657,794	$6,304,188	$23,300,686
Deferred loan fees, net				(73,850)
Gross loans, net of deferred fees				$23,226,836

Loans maturing after one year with:
Fixed interest rate				$10,605,008
Variable interest rate				6,356,974

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $432,750 as of December 31, 2010 or 1.86% of gross loans outstanding, compared to $144,845 as of December 31, 2009 or 1.36% of gross loans outstanding. Total provision expense for the year ended December 31, 2010 was $485,702, compared to $144,845 for the year ended December 31, 2009.  The increase in provision during 2010 was primarily due to growth in the loan portfolio.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Additions to the allowance are often the result of growth in the loan portfolio.  Additionally, our judgment as to the adequacy of the allowance for loan losses is based on an ongoing review of the quality, mix, and size of our overall loan portfolio.  We make a number of assumptions regarding current portfolio and economic conditions.  We consider our historical loan loss experience, the loan loss experience of our peers, and any specific problem loans and commitments that may affect the borrower’s ability to pay.   We believe the assumptions we have made to be reasonable, but which may or may not prove to be accurate.

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

Management considers the allowance for loan losses as of December 31, 2010 to be adequate and sufficient.

Credit Quality and Non-Performing Assets

One of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments.  As of December 31, 2010, we had loans past due totaling $253,714.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed on non-accrual, all previously accrued interest that has not been received is reversed against current income.  The recognition of interest on a non-accrual loan is placed on a cash basis and can be recognized when and if a payment is received.  Generally, payments received on non-accrual loans are applied directly to principal.  At December 31, 2010, we had two real estate loans totaling $137,277 in non-accrual status.  At December 31, 2009, we did not have any loans in non-accrual status.

Loans are assigned a credit quality “grade” upon their origination.  The credit quality grade is determined by the Chief Credit Officer during his review of the loan, prior to its approval.  Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability.  Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values.  The individual loan officers are responsible for assessing the risk of each loan in their respective portfolios.  In addition, our Chief Credit Officer coordinates the periodic assessment of credits.  Generally, any loans classified as Substandard, Doubtful, and Loss represent our non-performing loans and include loans past due and loans on nonaccrual.  We had $651,956 in loans classified as Substandard or worse as of December 31, 2010.

Generally, non-performing loans are reviewed for their collectability.  If it is determined that any part of the principal of the loan may not be collectible through payments from the customer or liquidation of the loan collateral, the loan is considered impaired and the bank will charge off the uncollectible amount.  In 2010, we recognized one partial charge off, totaling $197,797.  This amount represents 1.23% of average loans outstanding in 2010.  Impaired loans and non-performing loans can require higher loan loss reserves.

As of December 31, 2010, we had individually evaluated eight loans for impairment totaling $2,534,734.  Reserves for these eight loans totaled $171,300, or 6.76% of their outstanding balances.

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring.  As of December 31, 2010, we had one loan restructured totaling $37,277.

As of December 31, 2010, management was not aware of any additional loans with possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in disclosure of such loans as nonaccrual, past due, or impaired in future periods.

Investments

At December 31, 2010, the fair value of our investment portfolio totaled $28.7 million and represented 39.93% of our total assets. Our investments are diversified among government agency backed mortgage-backed securities, GNMA collateralized mortgage obligations (CMOs), and a limited number of municipal bonds.  The agencies backing the mortgage backed securities include the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Company (FHLMC), and the Federal Home Loan Bank (FHLB).

The amortized cost and fair value of our securities as of December 31, 2010 and 2009 are detailed in the following table.

	December 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Amortized Cost	Fair Value
Mortgage-backed securities (MBS)	$24,284,540	$23,933,181	$17,190,673	$17,029,866
Collateralized Mortgage Obligations (CMOs)	3,024,821	2,942,657	—	—
Municipal bonds	1,961,248	1,829,473	—	—
Total securities	$29,270,609	$28,705,311	$17,190,673	$17,029,866

All of our investment securities are classified as “available-for-sale”. Our investment portfolio is managed with consideration given to multiple factors, including, but not limited to, diversification, yield, duration, prepayment risk, and interest rate risk.  Contractual maturities and yields on our investment securities available for sale at December 31, 2010 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  In 2010, consistent with the bank’s growth, the size of the investment portfolio was increased.  The investment portfolio is used to maximize the earnings potential of our cash.

	Due after 1		Due after 5		Due after
	through 5 Years		through 10 Years		10 Years		Total
	Fair		Fair		Fair		Fair
December 31, 2010	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Mortgage-backed securities (MBS)	$—	—	$1,797,672	2.60%	$22,135,509	3.57%	$23,933,181	3.75%
Collateralized Mortgage Obligations (CMOs)	—	—	—	0.00%	2,942,657	2.31%	2,942,657	2.31%
Municipal Bonds	—	—	831,988	3.70%	997,485	4.19%	1,829,473	3.97%
Total	$—	—	$2,629,660	2.95%	$26,075,651	3.45%	$28,705,311	3.61%

At December 31, 2010 and 2009, the Bank also had restricted equity securities that consisted of stock in the Federal Reserve Bank of Richmond totaling $456,300 and $525,250, respectively.  This stock is required as part of our membership with the Federal Reserve and is not classified as available for sale.  The amount of the stock ownership required is based on the Bank’s equity position and is subject to change quarterly upon notification by the Federal Reserve.  In 2010, this stock paid a quarterly dividend equal to 6%.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits. Our total deposits as of December 31, 2010 were $56.7 million, compared to $44 million at December 31, 2009.  The following table shows the average balance outstanding for each deposit type and the average rates paid on deposits held by us during the years ended December 31, 2010 and 2009.

		Weighted
	Average	Average
December 31, 2010	Balance	Rate
Noninterest-bearing demand deposits	$1,421,910	0.00%
Interest checking	2,023,581	0.98%
Money market	22,737,092	1.59%
Savings	107,432	0.79%
Certificates of deposit < $100,000	6,655,132	2.34%
Certificates of deposit > $100,000	16,183,699	2.13%
Total	$49,128,846	1.80%

		Weighted
	Average	Average
December 31, 2009	Balance	Rate
Noninterest-bearing demand deposits	$296,757	0.00%
Interest checking	574,587	0.91%
Money market	7,749,961	2.13%
Savings	34,788	0.98%
Certificates of deposit < $100,000	2,400,176	2.70%
Certificates of deposit > $100,000	5,079,021	2.74%
Total	$16,135,290	2.32%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $39.1 million at December 31, 2010 and represent 69.03% of total deposits.

The maturity of our certificates of deposit over $100,000 at December 31, 2010 is set forth in the following table.

Three months or less	$6,522,183
Over three through six months	1,133,034
Over six through twelve months	7,165,738
Over twelve months	2,736,833
Total	$17,557,788

Short-Term Borrowings

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions.  Our aggregate amount of borrowings available is $8 million.  The Bank had no borrowing needs in 2010 and no outstanding borrowings or federal funds purchased at December 31, 2010.

The following is a schedule of other borrowings available to the Company as of December 31, 2010.

		Balance
Correspondent Bank	Commitment	Outstanding
CenterState Bank	$3,000,000	$—
South Carolina Bank & Trust	2,000,000	—
SunTrust Bank	3,000,000	—
	$8,000,000	$—

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and payments on and maturities of our securities. We plan to meet our future cash needs through the generation of deposits.  Our immediate cash availability is reflected on the balance sheet in the form of cash, deposits at other financial institutions, and federal funds sold.  If necessary, we have the ability to sell portions of our investment portfolio to manage cash.  In addition, we have the ability, on a short-term basis, to access our short term borrowings available from other financial institutions.

As of December 31, 2010, cash and deposits with other financial institutions totaled $18.6 million.  The market value of our available for sale investment portfolio totaled $28.7 million, of which $5 million is pledged to secure public deposits .  Our borrowing availability totaled $8 million.  We believe our current liquidity levels are adequate to meet our operating needs and that we have the ability to access sufficient amounts of future liquidity to meet our ongoing operating needs.

Capital Resources

Total shareholders’ equity was $14.8 million at December 31, 2010, compared to $16.9 million at December 31, 2009. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering net of offering expenses, of which $19.9 million was initially used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank at a future date and to cover operating expenses at the holding company. Equity was reduced by the net losses for the year ended December 31, 2009 of $2.6 million and net losses for the year ended December 31, 2010 of $2 million.

The Federal Reserve requires bank holding companies to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures.  The company maintains levels of capital on a consolidated basis and was considered “well capitalized” under the Federal Reserve’s capital guidelines as of December 31, 2010. Additionally, the bank is subject to its own capital requirements set forth by its primary regulator, the OCC, and is also considered “well capitalized” as of December 31, 2010.

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

Under the capital adequacy guidelines, the bank is required to maintain a certain level of Tier 1 and total risk-based capital to risk-weighted assets. At least half of the bank’s total risk-based capital must be comprised of Tier 1 capital, which consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. The remainder may consist of Tier 2 capital, which is subordinated debt, other preferred stock and the general reserve for loan losses, subject to certain limitations. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

In addition to the minimum capital requirements, levels required to be considered “well capitalized” are detailed in the table below.  Furthermore, as a denovo banking institution, our primary regulator, the OCC, has placed the Bank under stricter capital requirements.  These higher capital requirements are also disclosed below, along with the actual capital ratios calculated on a consolidated and bank-only basis as of December 31, 2010 and 2009.

	Tier 1	Tier 1	Total
	Leverage	Risk-based	Risk-Based

Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be Well Capitalized	5.00%	6.00%	10.00%
Minimums Specific to Coastal Carolina National Bank	8.00%	8.00%	12.00%

Actual Ratios at December 31, 2010
Coastal Carolina National Bank	20.34%	51.23%	52.49%
Consolidated	21.33%	54.38%	55.64%

Actual Ratios at December 31, 2009
Coastal Carolina National Bank	30.04%	89.62%	90.42%
Consolidated	31.18%	93.63%	94.43%

We believe that our capital is sufficient to fund the activities of the Bank and will support the rate of asset growth in the future.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2010 and 2009. Since our inception, we have not paid cash dividends.

	2010	2009
Loss on average assets	(3.1)%	(8.4)%

Loss on average equity	(12.5)%	(29.7)%

Equity to assets ratio	24.6%	28.3%

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

Impact of Off-Balance Sheet Instruments

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

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The Company had no issued standby letters of credit outstanding at December 31, 2010 or 2009.  Unfunded loan commitments totaled $4.3 million as of December 31, 2010 and $660,743 as of December 31, 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Coastal Carolina Bancshares, Inc.

Myrtle Beach, South Carolina

We have audited the accompanying consolidated balance sheets of Coastal Carolina Bancshares, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose  of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Carolina Bancshares, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 25, 2011

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	December 31
	2010	2009
Assets
Cash and non-interest due from banks	$539,685	$741,896
Federal funds sold	1,589,151	813,827
Interest-bearing bank deposits	16,465,014	30,701,988
Total cash and cash equivalents	18,593,850	32,257,711
Securities available for sale	28,705,311	17,029,866
Federal Reserve Bank stock	456,300	525,250
Loans held for sale	340,000	—
Loans receivable	23,226,836	10,581,837
Allowance for loan losses	(432,750)	(144,845)
Loans, net	22,794,086	10,436,992
Premises and equipment, net	333,551	464,174
Accrued income and Other Assets	663,435	444,471
Total assets	$71,886,533	$61,158,464

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing demand	$2,319,623	$700,533
Interest checking	2,432,715	1,272,341
Money market	27,071,059	21,558,971
Savings	104,515	128,274
Certificates of deposit	24,759,204	20,323,745
Total deposits	56,687,116	43,983,864
Borrowings	—	—
Accrued expenses and other liabilities	428,129	233,446
Total liabilities	57,115,245	44,217,310

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,185,000 and 2,186,000 issued and oustanding at December 31, 2010 and 2009 respectively.	21,850	21,860
Additional paid-in capital	21,667,958	21,604,774
Unearned compensation, nonvested restricted stock	(25,000)	(51,111)
Retained deficit	(6,548,688)	(4,533,543)
Accumulated other comprehensive loss	(344,832)	(100,826)
Total shareholders’ equity	14,771,288	16,941,154
Total liabilities and shareholders’ equity	$71,886,533	$61,158,464

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

	For the Calendar Year
	2010	2009
Interest income
Loans, including fees	$971,602	$171,862
Federal funds sold and interest-bearing bank deposits	375,239	212,541
Securities	783,143	131,483
Federal Reserve stock dividend	29,332	18,802
Stock subscriptions held in escrow	—	78,246
Total interest income	2,159,316	612,934
Interest expense
Deposits:
Interest checking	19,730	5,247
Money market and savings	363,290	165,511
Certificates of deposit < $100,000	155,939	64,736
Certificates of deposit > $100,000	344,214	138,955
Lines of credit and other borrowings	88	42,342
Total interest expense	883,261	416,791
Net interest income before provision for loan losses	1,276,055	196,143
Provision for loan losses	485,702	144,845
Net interest income after provision for loan losses	790,353	51,298
Noninterest income
Service charges on deposits	11,349	1,886
ATM, debit, and merchant fees	8,175	1,331
Gain on sale of loans	27,525	1,256
Leasehold improvement allowance	—	12,500
Gain on sale of securities, net	364,278	11,058
Other	4,699	654
Total noninterest income	416,026	28,685
Noninterest expense
Salaries and employee benefits	1,869,913	1,613,146
Occupancy and equipment	399,294	394,311
Data processing	290,198	151,178
Professional services	232,885	216,905
Marketing and business development	118,862	120,160
Shareholder Communications	32,524	9,982
Corporate insurance	24,238	19,057
Postage and supplies	36,720	40,486
Telecommunications	20,738	20,955
FDIC insurance and regulatory assessments	118,631	39,203
Other	73,165	53,605
Total noninterest expense	3,217,168	2,678,988
Loss before income taxes	(2,010,789)	(2,599,005)
Income taxes	4,356	—
Net loss	$(2,015,145)	$(2,599,005)

Loss per share
Basic and diluted loss per share	$(0.92)	$(2.11)

Average shares outstanding	2,185,666	1,233,195

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

				Unearned		Accumulated
			Additional	Compensation		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Restricted Stock	Deficit	Loss	Equity (Deficit)

December 31, 2008	—	$—	$—	$—	$(1,551,089)	$—	$(1,551,089)

Pre-opening net loss for 2009		—	—	—	(770,450)	—	(770,450)
Post-opening net loss		—	—	—	(1,828,555)	—	(1,828,555)
Change in unrealized gains and losses on securities, net of tax effect		—	—	—	—	(100,826)	(100,826)
Total Comprehensive Loss							(2,699,831)
Issuance of common stock	2,180,000	21,800	21,778,200	—	—	—	21,800,000
Direct stock issuance costs		—	(836,488)	—	—	—	(836,488)
Organizer/founder warrants		—	540,881	—	(383,449)	—	157,432
Stock-based compensation		—	62,241	—	—	—	62,241
Issuance of restricted stock	6,000	60	59,940	(51,111)	—	—	8,889
December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,543)	$(100,826)	$16,941,154

Net Loss		—	—	—	(2,015,145)	—	(2,015,145)
Change in unrealized gains and losses on securities, net of tax effect		—	—	—	—	(244,006)	(244,006)
Total Comprehensive Loss							(2,259,151)
Organizer/founder warrants		—	16,488	—	—	—	16,488
Stock-based compensation		—	56,696	—	—	—	56,696
Restricted Stock forfeiture	(1,000)	(10)	(10,000)	10,000	—	—	(10)
Amortization of Restricted Stock		—	—	16,111	—	—	16,111
December 31, 2010	$2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Calendar Year
	2010	2009
Operating activities
Net loss	$(2,015,145)	$(2,599,005)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	485,702	144,845
Increase in deferred loan fees, net	43,257	30,593
Gains on sale of loans held for sale	(27,525)	(1,256)
Origination of loans held for sale, net	(2,248,841)	(100,660)
Proceeds from sale of loans held for sale	1,936,366	101,916
Premium amortization and discount accretion on securities, net	170,668	22,611
Securities gains, net	(364,278)	(11,058)
Depreciation and amortization expense	167,662	163,971
Stock-based and restricted stock compensation expense	89,285	228,562
Increase in accrued interest receivable	(96,785)	(151,580)
Increase in accrued interest payable	(226)	31,778
Decrease in deferred stock issuance costs	—	337,476
Decrease (increase) in other assets	38,306	(181,243)
Increase in other liabilities	194,910	49,219
Net cash used in operating activities	(1,626,644)	(1,933,831)

Investing activities
Net change in loans	(12,886,052)	(10,612,430)
Redemption (purchase) of Federal Reserve Bank stock	68,950	(525,250)
Purchases of securities available for sale	(42,604,632)	(21,813,807)
Proceeds from paydowns of securities available for sale	2,336,434	231,560
Proceeds from sales of securities available for sale	28,381,870	4,380,022
Net purchases of premises and equipment	(37,039)	(179,687)
Net cash used in investing activities	(24,740,469)	(28,519,592)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	8,267,793	23,660,119
Net increase in certificates of deposit	4,435,459	20,323,745
Net increase in stock subscriptions held in escrow	—	(2,365,000)
Net decrease in organizer advances	—	(620,000)
Net decrease in other borrowings	—	(1,622,770)
Proceeds from issuance of common stock, net of offering costs	—	20,963,512
Net cash provided by financing activities	12,703,252	60,339,606

Net increase (decrease) in cash and cash equivalents	(13,663,861)	29,886,183

Cash and cash equivalents, beginning of period	32,257,711	2,371,528
Cash and cash equivalents, end of period	$18,593,850	$32,257,711

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$883,486	$385,103
Non-cash items:
Unrealized losses on securities available for sale (net of tax benefit of $160,485 and $59,981 for 2010 and 2009, respectively)	(244,006)	(100,826)

See accompanying notes to consolidated financial statements.

Note 1 — Organization and Summary of Significant Accounting Policies

Organization - Coastal Carolina Dream Team, LLC (the LLC) was formed on June 20, 2007, to explore the possibility of establishing a new bank in the Myrtle Beach, South Carolina area. On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for the Bank and on April 10, 2008, the LLC merged with and into the Company (the Merger). As a result of the Merger, all the assets and liabilities of the LLC became assets and liabilities of the Company.

In order to capitalize the Bank, the Company conducted a stock offering and raised $21.8 million.  Upon receipt of all final regulatory approvals, the Company capitalized the Bank through the purchase of 1,994,000 shares at $10.00 per share, or $19,940,000, and the Bank began banking operations on June 8, 2009.

Basis of Presentation - The accompanying financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States.

Principals of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary.  Significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

Organizational and Pre-Opening Costs - Activities from inception to June 7, 2009 consisted principally of organizational activities necessary to obtain regulatory approvals and preparation activities necessary to commence business as a commercial bank. Organizational costs are primarily legal and consulting fees related to the incorporation and organization of the Company and the Bank. Pre-opening costs are primarily employees’ salaries and benefits, and other operational expenses related to preparation for the Bank’s opening. The organizational and pre-opening costs of $2,321,539 were expensed against the Company’s consolidated initial period operating results in the periods ended December 31, 2009 and 2008.

Offering Expenses - Offering expenses, consisting principally of direct incremental costs of the stock offering, were incurred to raise the Company’s initial capital. Such offering expenses were classified as deferred stock issuance costs until the close of the stock offering. The Company’s offering expenses were $836,488, including sales agent commissions and related out-of-pocket costs of $515,676, and were offset against the proceeds of the offering during the year ended December 31, 2009.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds sold are for one-day periods.

Concentrations of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold, and amounts due from banks.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Horry County market. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g., principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e., balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States and its agencies. In the opinion of management, there is no concentration of credit risk in its investment portfolio.

The Company places its deposits and correspondent accounts with and sells its federal funds to high-quality institutions. As of December 31, 2010, the Company had on deposit $5.9 million, or 39.6% of the Company’s shareholders’ equity, with its primary correspondent bank.  This amount includes both interest bearing and non-interest bearing deposits. Management believes credit risk associated with its primary and other correspondent banks is not significant based on an evaluation of their financial statements and general knowledge of their operations.

Investment Securities — All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect.  Restricted equity securities without a readily determinable fair value are reported at cost.

The Company intends to hold available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in repayment risk, changes in the liquidity needs of the Bank, and other factors.

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

Realized gains and losses for securities are included in earnings, determined on the basis of cost of eac specific security sold, are included in earnings on the settlement date.

Loans and Loans Held for Sale - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loans held for sale are carried at the lower of the carrying amount or fair value applied on an aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations.

Conforming fixed-rate residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to generally sell all of the production of these loans. Other types of loans may either be held for investment purposes, sold, or securitized. Loans originated for portfolio that are subsequently transferred to held for sale based on management’s decision to sell are transferred at the lower of cost or fair value. Write-downs of the loans’ carrying

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

value attributable to credit quality are charged to the allowance for loan losses while write-downs attributable to interest rates are charged to noninterest income. As of December 31, 2010, the Bank had $340,000 in loans held for sale.

Interest income is recognized on an accrual basis. Loan origination fees, certain direct costs, and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees are recognized as fee income when earned. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due or when deemed not collectible in full as to principal or interest unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. With the ultimate collectability of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries of any amounts previously charged off, and then to interest income to the extent any interest has been foregone.

Allowance for Loan Losses - The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The allowance for loan losses calculation process has two components.  The recorded allowance for loan losses is the aggregate of these two components.  The first component represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.  The second component represents the allowance for loan losses for impaired loans.  To determine this component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is generally evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.

Foreclosed Real Estate - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As of December 31, 2010, the Company had no foreclosed real estate.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of premises and equipment are computed using the straight-line method over the assets’ estimated useful lives. Useful lives range from three to ten years for software, furniture and equipment, computer equipment, and automobile, and over the shorter of the estimated useful lives or the term of the lease for leasehold improvements.

Stock-based Compensation - The Company accounts for stock-based compensation to employees as outlined in the accounting standards. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used to estimate the fair value of restricted stock.  Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and the restriction period for restricted stock awards.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized net of awards expected to be forfeited.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Income Taxes - The Company is a corporation.  Deferred tax assets and liabilities will be recognized for the future tax benefits or consequences attributable to differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date.  Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events, including the timing, nature, and amount of future income.

An evaluation of the probability of being able to realize the future benefits indicated by any such deferred tax asset is required. A valuation allowance is provided for the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management will consider the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company believes its loss position may adversely impact its ability to recognize the full benefit of its deferred tax asset.  Therefore, the Company currently has placed a valuation allowance for its full deferred tax asset.  As of December 31, 2010, the deferred tax asset totaled $2,112,096.

Comprehensive Loss - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss).

Earnings (Loss) Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options, restricted stock, and warrants. Diluted earnings per share is not presented, as the current net loss would result in an anti-dilutive computation.

Financial Instruments - In the ordinary course of business, the Company enters into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies.  These regulations can and do change significantly from period to period.  The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect the Company’s accounting, reporting, and disclosure of financial information:

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings (TDRs) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 — Cash and Cash Equivalents

As of December 31, 2010, cash and due from banks of $539,685 is represented by cash on hand and noninterest-bearing deposits with other banks. Interest-bearing deposits in other banks were $16.5 million at December 31, 2010, and included $9.5 million in CDs invested at other banks that carry a weighted average rate of 1.88% with maturities less than 12 months.  Also included is $2.2 million at the Federal Reserve and $4.8 million in money market deposit accounts. Additionally, as of December 31, 2010, the Bank had $1.6 million in federal funds sold. These balances allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 3 — Securities

The fair value of the Bank’s investment securities totaled $28.7 million and $17 million as of December 31, 2010 and 2009, respectively.  The investment portfolio consisted of mortgage-backed securities, collateralized mortgage obligations, and municipal bonds as of December 31, 2010 and 2009, and is summarized as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (MBS)	$24,284,541	$9,615	$(360,975)	$23,933,181
Collateralized Mortgage Obligations (CMOs)	3,024,821	—	(82,164)	2,942,657
Municipal bonds	1,961,248	—	(131,775)	1,829,473
Total securities	$29,270,610	$9,615	$(574,914)	$28,705,311

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (MBS)	$17,190,673	$9,248	$(170,055)	$17,029,866
Total securities	$17,190,673	$9,248	$(170,055)	$17,029,866

The contractual maturity distribution of the Bank’s securities portfolio at December 31, 2010 are summarized below. Actual maturities may differ from contractual maturities shown below since issuers may have the right to pre-pay these obligations without pre-payment penalties.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Amortized	Fair
	Cost	Value
Due in less than one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,709,898	2,629,661
Due after ten years	26,560,712	26,075,650
Total securities	$29,270,610	$28,705,311

At December 31, 2010 and 2009, the Bank also owned Federal Reserve Bank stock with a cost of $456,300 and $525,250, respectively, with a yield of 6%.  Securities pledged to secure public deposits had amortized carrying costs of $4,960,779 and market value of $5,021,219 at December 31, 2010.  At December 31, 2009, securities pledged to secure public deposits had amortized carrying costs of $4,362,416 and market value of $4,310,348.

Gross gains and losses recognized on the sale of securities in 2010 and 2009 are summarized as follows:

	For the Calendar Year
	2010	2009
Gross gains	$367,571	$17,306
Gross losses	(3,293)	(6,248)
Net gains (losses)	$364,278	$11,058

There were no write-downs for other-than-temporary declines in the fair value of debt securities in 2010.   The following table summarizes the unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009.

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$20,467,363	$(360,975)	$—	$—	$20,467,363	$(360,975)
Collateralized Mortgage Obligations	2,942,657	(82,164)	—	—	2,942,657	(82,164)
Muncipal Bonds	1,829,473	(131,775)	—	—	1,829,473	(131,775)
Total temporarily impaired securities	$25,239,493	$(574,914)	$—	$—	$25,239,493	$(574,914)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$15,008,386	$(170,055)	$—	$—	$15,008,386	$(170,055)
Total temporarily impaired securities	$15,008,386	$(170,055)	$—	$—	$15,008,386	$(170,055)

Note 4 — Loans

The composition of loans is summarized as follows:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	December 31
	2010	2009
Construction and land development	$5,528,181	$3,395,362
Real estate - mortgage	5,631,112	585,338
Real estate - other	10,721,143	5,428,501
Commercial and industrial	1,090,301	1,136,486
Consumer and other	329,949	66,743
Gross loans	23,300,686	10,612,430
Allowance for loan losses	(432,750)	(144,845)
Deferred loan fees, net	(73,850)	(30,593)
Total loans, net	$22,794,086	$10,436,992

Provision and Allowance for Loan Losses

An allowance for loan losses has been established through a provision for loan losses charged to expense on the consolidated statement of operations.  The allowance for loan losses represents an amount management has determined is adequate to absorb probable losses on existing loans that may become uncollectible.  Growth in the loan portfolio is the primary reason for additions to the allowance for loan losses.  Additionally, provisions may be made for non-performing loans.

The first step in the process is to risk grade each loan in the portfolio based on one common set of parameters that include items like debt-to-worth ratio, liquidity of the borrower, net work, experience of the borrower, and other factors.  The general pool of performing loans is then segmented into categories based on FFIEC call codes, which represent different loan types such as commercial loans, construction loans, consumer loans, and so on.  The loss history of each loan type is measured and includes actual history experienced by the bank and the loss experiences of peer banks.  The loss history results in a factor that is applied to each loan pool.  Additionally, other factors are applied to represent known or expected changes to the loan portfolio resulting from economic and industry developments, the depth and knowledge of management, changes in policies and practices, and more.  These environmental factors require judgment and estimates, and the eventual outcomes may differ from the estimates.  The combined factors are applied to each loan category and result in the necessary allowance for the general performing loan pool.

Non-performing loans, including losses with loan grades of Substandard, Doubtful, or worse, and including past due loans and loans on non-accrual are evaluated separately.  Impaired loans and non-performing loans can require higher loan loss reserves.  If a loan is individually evaluated and identified as impaired, it is measured by using either the fair value of the collateral less costs to sell, present value of expected future cash flows discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis depending on which information is available.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from the estimates.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries in 2010.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2010
	Construction	Real	Real	Commercial
	and Land	Estate	Estate	and
	Development	Mortgage	Other	Industrial	Consumer	Unallocated	Total

Allowance for loan losses:

Beginning Balance	$42,442	$7,317	$80,054	$14,206	$826	$—	$144,845
Charge-offs	—	—	(197,797)	—	(30)	—	(197,827)
Recoveries	—	—	—	—	30	—	30
Provisions	49,823	71,731	302,805	775	1,286	59,282	485,702
Ending Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750

Ending Balances:
Individually evaluated for impairment	$17,466	$—	$152,287	$—	$232	$—	$169,985

Collectively evaluated for impairment	$74,799	$79,048	$32,775	$14,981	$1,880	$59,282	$262,765

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:

Ending balance - total	$5,528,181	$5,631,112	$10,721,143	$1,090,301	$329,949		$23,300,686

Ending Balances:
Individually evaluated for impairment	$253,984	$—	$2,249,804	$—	$30,946		$2,534,734

Collectively evaluated for impairment	$5,274,197	$5,631,112	$8,471,339	$1,090,301	$299,003		$20,765,952

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

The adequacy of the allowance for loan losses reviewed on an ongoing basis.  The amount of the allowance is adjusted to reflect changing circumstances.  Recognized losses are charged to the allowance and recoveries are added back to the allowance.  As of December 31, 2010, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

Generally, the first indication of the non-performance of a loan is a missed payment.  Thus, one of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments.  As of December 31, 2010, loans past due totaled $253,714, of which $137,277 was past due greater than 90 days.

Below is a table that presents the past due status of loans receivable as of December 31, 2010.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	December 31,2010
						Past Due >
	30 - 59 Days	60 - 89 Days	Greater Than			90 Days and
	Past Due	Past Due	90 Days	Current	Total Loans	Accruing
Construction/Land development	$116,437	$—	$137,277	$5,274,467	$5,528,181	$—
Real estate - mortgage	—	—	—	5,631,112	5,631,112	—
Real estate - other	—	—	—	10,721,143	10,721,143	—
Commercial and industrial	—	—	—	1,090,301	1,090,301	—
Consumer and other	—	—	—	329,949	329,949	—
Total	$116,437	$—	$137,277	$23,046,972	$23,300,686	$—

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed on non-accrual, all previously accrued interest that has not been received is reversed against current income.  The recognition of interest on a non-accrual loan is placed on a cash basis and can be recognized when and if a payment is received.  Generally, payments received on non-accrual loans are applied directly to principal.

At December 31, 2010, the bank had two loans totaling $137,277 in non-accrual status.  At December 31, 2009, the bank did not have any loans in non-accrual status or past due greater than 90 days and still accruing.  Below is a table presenting information regarding the nonaccrual loans at December 31, 2010.

Non-Accrual Loans as of December 31,
2010
Construction and land development	$137,277
Real estate - mortgage	—
Real estate - other	—
Commercial and industrial	—
Consumer and other	—
Total	$137,277

Loans are assigned a credit quality grade upon their origination.  Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability.  Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values.  The Bank had $651,686 in loans classified as Substandard or worse as of December 31, 2010.

Credit quality grades within the loan portfolio as of December 31, 2010 are presented in the following three tables, separately for commercial loans, residential real estate loans,  and consumer loans, with breakdowns provided for loan types within those categories.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Credit Risk Profile of Commercial Loans as of December 31, 2010

		Commercial
		Real Estate	Commercial
	Commercial	Construction	Real Estate
Prime	$260,000	$—	$—
Good	—	—	—
Acceptable	90,870	2,450,014	3,424,704
Acceptable with care	739,431	1,209,159	5,046,634
Special mention	—	—	1,851,832
Substandard assets	—	137,277	397,972
Doubtful assets	—	—	—
Loss assets	—	—	—
Total	$1,090,301	$3,796,450	$10,721,142

Credit Risk Profile of Residential Loans as of December 31, 2010

	Residential - Prime		Residential - Subprime
	Residential	Residential	Residential	Residential
	Mortgage	Construction	Mortgage	Construction
Prime	$—	$—	$—	$—
Good	45,808	—	—	—
Acceptable	5,004,637	1,577,794	—	—
Acceptable with care	580,667	37,500	—	—
Special mention	—	—	—	—
Substandard assets	—	116,437	—	—
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—
Total	$5,631,112	$1,731,731	$—	$—

Credit Risk Profile of Consumer Loans as of December 31, 2010

	Consumer -	Consumer -
	Auto	Other
Prime	$—	$18,722
Good	—	—
Acceptable	65,008	204,045
Acceptable with care	—	11,228
Special mention	—	30,946
Substandard assets	—	—
Doubtful assets	—	—
Loss assets	—	—
Total	$65,008	$264,941

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans as of December 31, 2010 totaled $137,277 and were represented by loans on non-accrual.  There were no loans considered to be impaired as of December 31, 2009.  The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during 2010.

	Impaired Loans
	For the Year Ended December 31, 2010
	Outstanding		Average
	Principal	Recorded	Recorded	Related
	Balance	Investment	Investment	Allowance
With no related allowance recorded:
Construction and land development	$137,277	$137,277	$137,630	$—

With an allowance recorded:
Construction and land development	—	—		—

Total:
Construction and land development	$137,277	$137,277	$137,630	$—

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring.  The following table presents information regarding the bank’s loan that qualifies as a troubled debt restructuring as of December 31, 2010.

December 31, 2010
		Pre-modification	Post-modification
	Number	Outstanding	Outstanding
	of Loans	Balances	Balances
Construction and land development	1	$37,277	$37,277
Real estate - mortgage	—	—	—
Real estate - other	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
Total	1	$37,277	$37,277

As of December 31, 2010, management was not aware of any additional loans with possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in disclosure of such loans as nonaccrual, past due, or impaired in future periods.

Note 5 — Premises and Equipment

The composition of premises and equipment is summarized as follows:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	December 31
	2010	2009
Furniture, fixtures, and equipment	$351,356	$328,958
Computer software	199,332	178,714
Leasehold improvements	132,823	120,800
Automobiles	38,915	38,915
Construction and FF&E in process	3,830	18,583
Total premises and equipment	726,256	685,969
Accumulated depreciation and amortization	(392,705)	(221,795)
Premises and equipment, net	$333,551	$464,174

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $167,662 and $163,971, respectively.

Note 6 — Leases

On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina from an entity controlled by a director.  The term of the initial lease was for three years with four one-year renewal options. Rent increases three percent each renewal period. The lease was amended on February 12, 2008, making adjustments for the rent leading up to the opening of the branch and thereafter. The first extension option was exercised for the period of November 2010 through October 2011.

Rental expense for the years ended December 31, 2010 and 2009 was $161,453 and $160,650, respectively.

Future minimum lease payments under the lease, excluding any renewal options, are $137,891 in 2011.

Note 7 — Deposits

The composition of deposits is summarized as follows:

	December 31	Percentage
	2010	of Total
Noninterest bearing demand	$2,319,623	4.1%
Interest checking	2,432,715	4.3
Money market	27,071,059	47.8
Savings	104,515	0.2
Certificates of deposit < $100,000	7,201,416	12.7
Certificates deposit > $100,000	17,557,788	30.9
Total deposits	$56,687,116	100.0%

Certificates of deposit with denominations of $100,000 or more totaled $17.6 million and $14.5 million at December 31, 2010 and 2009, respectively.  The Company has no brokered deposits.

At December 31, 2010, the scheduled maturities of all certificates of deposit are as follows:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31
Maturing in:	2010
2011	$20,589,276
2012	3,564,853
2013	260,734
2014	163,773
2015	180,568
Total certificates of deposit	$24,759,204

Note 8 — Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2010, these persons and firms were indebted to the Company in the aggregate amount of $608,514.

Related party loan transactions for the years 2010 and 2009 are summarized below:

	For the Calendar Year
	2010	2009
Balance, beginning of year	$465,818	$—
Advances	350,231	474,900
Repayments	(207,535)	(9,082)
Balance, end of year	$608,514	$465,818

Deposits from directors and executive officers and their related interests totaled $4,981,368 and $3,965,788 at December 31, 2010 and 2009, respectively.

The Company has entered into a lease agreement, as described in Note 6, to lease a building from a company in which one of our directors also serves on the lessor’s board of directors.  Note 6 details the amount of lease payments made in 2010 and in previous years, as well as payments obligated to be made in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of our directors. The Company incurred marketing and public relations fees of $107,158 and $109,023 for services rendered by the firm for the years ended December 31, 2010 and 2009, respectively. The Company anticipates paying additional sums to that firm during 2011.

The Company engaged a law firm for general legal counsel in 2010 and 2009.  One of our directors is a shareholder with that firm. The Company incurred legal fees of $22,812 and $59,199 for services rendered by the firm for the years ended December 31, 2010 and 2009.  The Company anticipates paying additional sums to that firm during 2011.

The company made a donation to a charity event, of which one of our directors is the principal organizer.  The total amount of donation in 2010 was $5,200, and $3,000 was donated to the same charity event held in 2009.

Note 9 — Lines of Credit

As of December 31, 2010, the Company had unused lines of credit to purchase federal funds from correspondent banks totaling $8.0 million. These lines of credit are available on a one to fifteen-day basis for general corporate purposes.  All of the lines do not contain maturity terms, and are subject to be withdrawn by the offering correspondent institution at their discretion.  If borrowed upon, the lines of credit would be unsecured.  The lines of credit at December 31, 2010 were as follows:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

		Balance
Correspondent Bank	Commitment	Outstanding
CenterState Bank	$3,000,000	$—
South Carolina Bank & Trust	2,000,000	—
SunTrust Bank	3,000,000	—
	$8,000,000	$—

Note 10 — Shareholders’ Equity

The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share.  As of December 31, 2010, common shares issued and outstanding totaled 2,185,000.  In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share.  As of December 31, 2010, no preferred shares were issued and outstanding.

As a national bank, the Bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Subject to certain restrictions, the directors of a national bank may declare a dividend of so much of the undivided profits of the Bank as the directors judge to be prudent.  In addition, a national bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the Bank for that year and the retained net income of the Bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount.

Note 11 — Employee Benefit Plan

In 2010, the Company introduced a 401(k) defined contribution plan available to all employees to participate in at their discretion.  Contributions to the plan charged to expense totaled $9,661 in 2010.

Note 12 — Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the Plan) was approved by the Company’s Board of Directors (the Board) on June 3, 2009.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and restricted stock. The Board reserved 161,778 shares of common stock for issuance under the stock incentive plan.  To date, there are 71,940 of stock options, net of forfeitures, that have been issued and not exercised, and there are 5,000 shares of restricted stock, net of forfeitures, that have been issued but have not vested.  As of December 31, 2010 and 2009, 84,838 shares and 63,838 shares, respectively, were available for future issuance.  The Company recognized stock-based compensation costs related to stock options and restricted stock awards of $72,797 and $62,242 for the year ended December 31, 2010 and 2009, respectively.

Stock options — The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options vest ratably at 20% per year for 5 years, and have a 10-year contractual term. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.

In 2009, stock options were issued to three employees.  Since then, two employees have forfeited their options upon their departure.  The first forfeiture occurred in 2009 and totaled 30,000 shares.  The second forfeiture occurred in 2010 and totaled 20,000 shares.  In June 2010, 14,388 in issued options vested.  No options were exercised in 2010 or 2009.

The following table presents a summary of the stock option activity for the years ended December 31, 2010 and 2009.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

		Weighted-
		Average
		Grant Date
	Options	Fair Value
Outstanding at December 31, 2008	—	$—
Granted	121,940	10.00
Exercised	—	—
Forfeited	(30,000)	10.00
Outstanding at December 31, 2009	91,940	$10.00
Options Exercisable as of December 31, 2009	—	$—

Outstanding at December 31, 2009	91,940	$10.00
Granted	—	—
Exercised	—	—
Forfeited	(20,000)	10.00
Outstanding at December 31, 2010	71,940	$10.00
Options Exercisable as of December 31, 2010	14,388	$10.00

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

As of December 31, 2010 and 2009, there was $61,532 and $139,011, respectively, of total unrecognized compensation cost related to the outstanding stock options that will be recognized over the remainder of their vesting schedule.  There is no intrinsic value in these stock options as of December 31, 2010 and 2009, as the exercise price equals the last traded price of the Company’s common stock.

Restricted Stock Awards — The Company recognizes compensation expense over a 36 month period for restricted stock awards that were granted in June 2009. The issued restricted stock will vest in its entirety at the end of the 36 month period.  Compensation expense recognized for non-vested restricted stock shares during 2010 and 2009 totaled $16,111 and $8,889, respectively. Restricted stock activity for the years ended December 31, 2010 and 2009 was as follows:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2008	—	$—
Granted	6,000	10.00
Forfeited	—	—
Outstanding at December 31, 2009	6,000	$10.00

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2009	6,000	$10.00
Granted	—	—
Forfeited	(1,000)	$10.00
Outstanding at December 31, 2010	5,000	$10.00

As of December 31, 2010 and 2009, there was $25,000 and $51,111, respectively, of total unrecognized compensation cost related to the restricted stock awards that will be recognized over the remaining 18 months and 30 months of the vesting schedule, respectively.

Note 13 — Warrants

The Company funded organizational, pre-opening expenses and direct offering costs totaling $3.2 million from direct cash advances made by its Organizers of $620,000 and from draws of $2.6 million made under $3.0 million in lines of credit with a bank.  Each Organizer and one non-organizer/founder provided a limited guarantee on amounts drawn under the lines of credit.  Accordingly, in recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 255,992 warrants to its Organizers and one Founder. These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised any time prior to June 8, 2019. Warrant activity for the years ended December 31, 2010 and 2009 was as follows:

		Weighted-
		Average
		Grant Date
	Warrants	Fair Value
Outstanding at December 31, 2008	—	$—
Granted	255,992	10.00
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2009	255,992	$10.00

Outstanding at December 31, 2009	255,992	$10.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2010	255,992	$10.00

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Warrants Outstanding and Exercisable

Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer/founder warrants	$10.00	231,992	8.4	$10.00
Director warrants	$10.00	8,000	8.4	$10.00
Total		239,992

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

Organizer warrants totaling 231,992 were immediately vested upon issuance. Of the 231,992 organizer/founder warrants, 64,547 were treated as compensatory with the fair market value of $147,814 charged to earnings in 2009. The remaining 167,445 organizer/founder warrants were investment warrants with the fair market value of $383,449, and were treated as a component of shareholders’ equity. The other 24,000 director warrants vest over three years. The Company recognized expense of $16,488 and $9,618 during the years ended December 31, 2010 and 2009, respectively, related to these director warrants. As of December 31, 2010 and 2009, respectively, there was $24,732 and $39,846 of total unrecognized compensation cost related to the outstanding warrants.

Note 14 — Employment Contracts

The Company has entered into employment contracts with its Chief Executive Officer for three years beginning in May 2008.  The employment agreement includes terms for renewal upon its expiration.  Additionally, the CEO is entitled to certain additional benefits, including health insurance, cell phone service, use of the company vehicle, and paid vacation.

Note 15 — Income Taxes

Income tax expense (benefit) consisted of the following:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	For the Calendar Year
	2010	2009
Current:
Federal	$—	$—
State	4,356	—
Total current	4,356	—
Deferred income taxes	(160,485)	—
Income tax benefit	$(156,129)	$—

Income tax benefit is allocated as follows:
To continuing operations	$4,356	$—
To shareholders' equity	(160,485)	(59,981)
Income tax benefit	$(156,129)	$(59,981)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$123,634	$38,431
Net operating loss carry forward	1,172,995	601,995
Organization and start-up expenses	709,839	762,745
Stock options and warrants	81,834	65,523
State tax credits	33,000	—
Unrealized loss on securities available for sale	220,466	59,981
Accrued bonuses	61,898	—
Other	7,873	2,944
Gross deferred tax assets	2,411,539	1,531,619
Valuation allowance	(2,112,096)	(1,406,799)
Net deferred tax assets	299,443	124,820

Deferred tax liabilities:
Accumulated depreciation	39,337	41,153
Capitalized loan costs and fees, net	15,948	7,295
Prepaid expense	23,692	16,391
Total deferred tax liabilities	78,977	64,839

Net deferred tax asset	$220,466	$59,981

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset or a portion of a deferred tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2010 and 2009, management has recorded a valuation allowance associated with continuing operations.  Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheets.

The Company has a net operating loss for Federal income tax purposes of $3,446,328 as of December 31, 2010. This net operating loss begins to expire in the year 2029.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	For the Calendar Year
	2010	2009
Tax benefit at Federal statutory rate	$(683,668)	$(883,662)
Stock-based compensation	14,046	17,067
State tax credits	(33,000)	—
Valuation allowance	705,297	879,429
Tax-exempt interest	(6,939)	—
Other	8,620	(12,834)
Income tax expense	$4,356	$—

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48. The Company’s policy is to classify any interest or penalties recognized in accordance with FIN 48 as interest expense or noninterest expense, respectively.

Note 16 — Commitments and Contingencies

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

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The Company had no issued standby letters of credit outstanding at December 31, 2010 or 2009.  Unfunded loan commitments totaled $4.3 million as of December 31, 2010 and $660,743 as of December 31, 2009.

Note 17 — Fair Value Measurements

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks — The carrying amount is a reasonable estimate of fair value due to the short term nature of such items.

Federal Funds Sold — The carrying amount is a reasonable estimate of fair value, as the term for Fed Funds sold is for one day.

Interest-bearing Bank Deposits — Due to the short-term and liquid nature of these deposits, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale — Investment securities held-to-maturity and available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Federal Reserve Bank Stock — The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stock.

Loans Held for Sale — Loans held for sale are carried at the lower of cost or market value.  The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Loans Receivable — For certain categories of loans, such as variable rate loans, which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair value of impaired loans is estimated based on discounted cash flows or underlying collateral values, where applicable.

Deposits — The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Off-Balance-Sheet Financial Instruments — The carrying amount for loan commitments, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are typically made with variable rates or have short maturities.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	December 31
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and due from banks	$539,685	$539,685	$741,896	$741,896
Federal funds sold	1,589,151	1,589,151	813,827	813,827
Interest-bearing bank deposits	16,465,014	16,465,014	30,701,988	30,701,988
Securities available for sale	28,705,311	28,705,311	17,029,866	17,029,866
Federal Reserve Bank stock	456,300	456,300	525,250	525,250
Loans and Loans Held for Sale, net	23,134,086	23,520,480	10,436,992	10,405,000

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	31,927,912	31,927,912	23,660,119	23,660,119
Certificates of deposits	24,759,204	24,901,427	20,323,745	20,363,806
Line of credit	—	—	—	—

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Commitments to extend credit	$4,341,642	$—	$660,743	$—

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis at December 31, 2010, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Available-for-sale Securities

Investment securities held-to-maturity and available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Securities traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds are considered highly liquid and are classified as Level 1. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

The following table presents the fair value of assets evaluated on a recurring basis as of December 31, 2010 and 2009 by level within the hierarchy.

	Quoted	Significant
	Market Price	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2010
Mortgage Backed Securities (MBS)	$—	$23,933,181	$—
Collateralized Mortgage Obligations (CMOs)	—	2,942,657	—
Municipal Bonds	—	1,829,473	—
Total	$—	$28,705,311	$—

December 31, 2009
Mortgage Backed Securities (MBS)	$—	$17,029,866	$—
Total	$—	$17,029,866	$—

There were no other assets and no liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009.

Assets Measured at Fair Value on a Non-Recurring Basis

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.  As such, the fair value adjustments for mortgage loans for sale is nonrecurring Level 2.

Impaired Loans

A loan is considered impaired when the full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.   Loan losses are charged

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

against the allowance when management believes the uncollectibility of a loan is confirmed.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following table presents the fair value of assets evaluated on a nonrecurring basis of December 31, 2010.

	Carrying Value as of December 31, 2010	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	$340,000	$—	$340,000	$—
Impaired Loans	137,277	—	100,000	37,277
Total	$477,277	$—	$440,000	$37,277

There were no other assets and no liabilities measured at fair value as of December 31, 2010 on a non-recurring basis.  There were no assets and no liabilities measured on a non-recurring basis at December 31, 2009.

Note 18 — Net Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during 2010 and 2009 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the Calendar Year
	2010	2009

Net loss to common shareholders	$(2,015,145)	$(2,599,005)

Weighted-average number of common shares outstanding	2,185,666	1,233,195

Net loss per share	$(0.92)	$(2.11)

The net losses presented above for 2009 represent the net loss for the entire year, not just the period since the Bank opened on June 8, 2009. To be consistent, the weighted-average number of common shares outstanding was also computed for the full year, not just the period since the shares were issued.

Note 19 — Regulatory Matters

Coastal Carolina National Bank is subject to various capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

defined), and of Tier I capital (as defined) to average assets (as defined). The Bank had not received notification from the OCC categorizing it under the regulatory framework for prompt corrective action; however, management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

The Company’s and the Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2010 and 2009, are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage (1)
Coastal Carolina Bancshares, Inc.	$14,896	21.33%	$2,794	4.0%	N/A	N/A
Coastal Carolina National Bank	14,033	20.34%	2,759	4.0%	3,449	5.0%

Tier I Risk-based Capital (2)
Coastal Carolina Bancshares, Inc.	14,896	54.38%	1,096	4.0%	N/A	N/A
Coastal Carolina National Bank	14,033	51.23%	1,096	4.0%	1,644	6.0%

Total Risk-based Capital (3)
Coastal Carolina Bancshares, Inc.	15,239	55.64%	2,191	8.0%	N/A	N/A
Coastal Carolina National Bank	14,376	52.49%	2,191	8.0%	2,739	10.0%

December 31, 2009

Leverage (1)
Coastal Carolina Bancshares, Inc.	$17,042	31.18%	$2,186	4.0%	N/A	N/A
Coastal Carolina National Bank	16,152	30.04%	2,151	4.0%	2,688	5.0%

Tier I Risk-based Capital (2)
Coastal Carolina Bancshares, Inc.	17,042	93.63%	728	4.0%	N/A	N/A
Coastal Carolina National Bank	16,152	89.62%	721	4.0%	1,081	6.0%

Total Risk-based Capital (3)
Coastal Carolina Bancshares, Inc.	17,187	94.43%	1,456	8.0%	N/A	N/A
Coastal Carolina National Bank	16,297	90.42%	1,442	8.0%	1,802	10.0%

(1)          The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and servicing assets.

(2)          Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (principal investments).

(3)          Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on available-for-sale equity securities.

Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 20 — Condensed Financial Information on Coastal Carolina Bancshares, Inc (Parent Company Only)

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows:

Condensed Balance Sheets

	December 31
	2010	2009
Assets
Interest-bearing bank deposits	$867,307	$886,703
Investment in bank subsidiary	13,908,358	16,051,452
Other assets	3,097	3,299
Total assets	$14,778,762	$16,941,454

Liabilities and Shareholders' Equity Liabilities
Borrowings	—	—
Accrued expenses and other liabilities	7,474	300
Total liabilities	7,474	300

Shareholders' Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,185,000 and 2,186,000 issued and outstanding at December 31, 2010 and 2009, respectively	21,850	21,860
Additional paid-in capital	21,667,958	21,604,774
Unearned compensation, nonvested restricted stock	(25,000)	(51,111)
Retained deficit	(6,548,688)	(4,533,543)
Accumulated other comprehensive loss	(344,832)	(100,826)
Total shareholders' equity	14,771,288	16,941,154
Total liabilities and shareholders' equity	$14,778,762	$16,941,454

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Operations

	For the Calendar Year
	2010	2009
Interest income
Stock subscriptions held in escrow	$—	$78,246
Interest-bearing bank deposits	18,064	11,424
Total interest income	18,064	89,670

Interest expense
Lines of credit	—	42,338
Total interest expense	—	42,338
Net interest income (expense)	18,064	47,332

Noninterest income
Leasehold improvement allowance	—	12,500
Total noninterest income	—	12,500

Noninterest expense
Salaries and employee benefits	—	692,848
Occupancy and equipment	—	165,543
Data processing	—	15,209
Professional services	5,187	46,416
Marketing and business development	—	8,533
Corporate insurance	—	6,472
Postage and supplies	1,178	12,857
Telecommunications	—	9,735
Other	34,115	35,923
Total noninterest expense	40,480	993,536

Net loss before equity in loss of bank subsidiary	(22,416)	(933,704)

Equity in loss of bank subsidiary	(1,988,373)	(1,665,301)
Income Tax	4,356	—
Net loss	$(2,015,145)	$(2,599,005)

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	For the Calendar Year
	2010	2009
Operating activities
Net loss	$(2,015,145)	$(2,599,005)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	—	62,191
Equity in loss of bank subsidiary	1,988,373	1,665,301
Stock-based compensation expense	—	147,814
Increase in accrued interest receivable	202	(3,299)
Increase (decrease) in accrued interest payable	—	(5,017)
Decrease (increase) in deferred stock issuance costs	—	337,476
Increase in other assets	—	(20,143)
Increase in other liabilities	7,174	93,372
Net cash used in operating activities	(19,396)	(321,310)

Investing activities
Investment in bank subsidiary	—	(17,499,910)
Purchases of premises and equipment, net	—	(19,347)
Net cash used in investing activities	—	(17,519,257)

Financing activities
Net decrease in stock subscriptions held in escrow	—	(2,365,000)
Net decrease in organizer advances	—	(620,000)
Net decrease in other borrowings	—	(1,622,770)
Proceeds from issuance of common stock, net of offering costs	—	20,963,512
Net cash provided by financing activities	—	16,355,742

Net decrease in cash and cash equivalents	(19,396)	(1,484,825)

Cash and cash equivalents, beginning of period	886,703	2,371,528
Cash and cash equivalents, end of period	$867,307	$886,703

Supplemental disclosures of cash flow information:
Interest paid	$—	$42,338

Noncash investing activities:
Stock-based compensation expensed at bank subsidiary	89,285	80,748
Pre-opening expenses allocated to subsidiary	—	2,203,170
Assets contributed to bank subsidiary:
Premises and equipment	—	405,614
Other assets	—	71,810
Accrued expenses and other liabilities	—	(240,504)
Net assets contributed to bank subsidiary	$—	$236,920

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 21 — Subsequent Events

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010.

Management’s Report on Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding the Company’s directors and executive officers as of the date of this filing.

Each board member, with the exception of Carl O. Falk and Frank A. Stewart, has served as a board member since 2008 and were organizers of the Company.  The Board is divided into three classes, each having seven members, so that the terms of only approximately one-third of the board members will expire at each annual meeting.  Each Class is subject to re-election for three year terms.  At the annual shareholders meeting held May 26, 2010, Class I directors were elected to serve a three-year term expiring at the 2013 annual meeting of shareholders. Class II directors are currently serving a term that expires at the 2011 annual meeting of shareholders, and Class III directors are currently serving a term that expires at the 2012 annual meeting of shareholders.

Our Directors and their classes are:

Class I Robin W. Edwards Gary L. Hadwin Nelson L. Hardwick Michael D. Owens Douglas P. Wendel Carl O. Falk* Frank A. Stewart*	Class II William K. Bogache, M.D. Henrietta U. Golding Adair M. Graham, Jr. Marilyn B. Hatley W. John Laymon Andrew H. Lesnik Dennis T. Worley	Class III J. Egerton Burroughs Chester A. Duke Marsha W. Griffin Benjy A. Hardee L. Morgan Martin John L. Napier Dennis L. Wade

*These directors filled the vacant unexpired terms of Vivian A. Wong and Debra D. Wilkins after the annual shareholders meeting held May 26, 2010 and at the 2011 annual shareholders meeting are subject to shareholder approval to complete the remaining two year terms as Class I directors.

Each individual director has qualifications and skills that together as a whole create a strong and well-balanced board. The experience and qualifications of our directors include the following:

William K. Bogache, M.D. of Myrtle Beach, SC, age 68, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Dr. Bogache is a board certified urologic surgeon.  He was employed as a corporate and commercial real estate loan officer at C&S National Bank, Atlanta, Georgia, from 1968 — 1975.  He served on the Board of Trustees of Grand Strand Regional Medical Center, Myrtle Beach, SC from 1996 — 2001, and as its chairman from 2000 — 2001.  He was chief of staff of that Medical Center from 1993 to 1994.  He is also a senior partner with Grand Strand Urology, LLP where he has practiced medicine since 1988 and has been Medical Director of Parkway Surgery Center of Myrtle Beach since 2001.  He serves on the board of directors of the Long Bay Symphony and on the Grand Strand Advisory Board of Santee Cooper.  Dr. Bogache’s past experience in the banking industry and his involvement in the Myrtle Beach community, particularly in the medical field, led the board to conclude that he should serve as a director.

J. Egerton Burroughs of Murrells Inlet, SC, age 64, is a director and Vice Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank.  Mr. Burroughs is President of Burroughs Brothers Properties, a development company in Conway, SC, a position he has held since 1991. He also has been Chairman of the Board of Burroughs & Chapin Company, Inc., a real estate development company in Conway and Myrtle Beach since 1990.  Mr. Burrough’s extensive business experience, and in-depth knowledge of the real estate industry, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

Chester A. Duke of Garden City, SC, age 71, is a director and the Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank.  Mr. Duke was Vice Chairman of Anchor Bank of Myrtle Beach, SC from 1999 until he retired in 2000.  Previously, he was Chairman, President and Chief Executive Officer of M&M Financial Corporation, parent company of First National South (a combination of Marion National Bank and Davis National Bank) and President of Marion National Investment Corporation.  Mr. Duke served as President of Davis National Bank from 1974 to 1981 and of Marion National Bank from 1981 to 1994 when the two combined to form First National South. He has served on the board of directors of the Business Development Corporation of South Carolina for the past 18 years. In the past, he has served as President of both the Independent Bankers of South Carolina and the South Carolina Bankers Association.  He served three years on the board of the Federal Reserve Bank of Richmond. He also has served 12 years on the board of directors of the South Carolina Jobs Economic Development Authority and the South Carolina State Museum board of directors.  Mr. Duke’s extensive banking and directorial experience led the board to conclude that he should serve as a director.

Robin W. Edwards of Myrtle Beach, SC, age 74, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Ms. Edwards is retired.  She currently serves as a member of the board of directors of the Coastal Educational Foundation, Coastal Carolina University, Conway, SC, and the Board of Visitors, Edwards College, Coastal Carolina University. She is a past member of the Nursing College Board and the Dental College Board of the Medical University of South Carolina, Charleston, SC.  Ms. Edwards’ significant philanthropic involvement in the Myrtle Beach community led the board to conclude that she should serve as a director.

Carl O. Falk of Pawleys Island, SC, age 61, is a director of Coastal Carolina Bancshares, Inc.  Mr. Falk also serves as a member of the Audit/Compliance/Risk Management Committee, is Chairman of the Business Development Committee, and serves on the Compensation/Governance/Nominating Committee.  Mr. Falk has been the managing partner of Falk Holdings, LLC since 2001.  He currently serves as a member of the board of directors of the Coastal Carolina Educational Foundation, Brookgreen Gardens, Palmetto Family Council, Teach My People, and ETV Endowment of South Carolina.  He is a past board member for the Lowcountry Foodbank, Habitat for Humanity (Georgetown County), Santee Cooper, and the South Carolina Policy Council.  Mr. Falk’s strong ties to the Myrtle Beach community and business experience led the board to conclude that he should serve as a director.

Henrietta U. Golding of Myrtle Beach, SC, age 60, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Treasurer of Coastal Carolina National Bank.  She is an attorney and shareholder with McNair Law Firm, P.A. and the firm’s Myrtle Beach Office unit manager, positions she has held for more than five years. She served on the Myrtle Beach Advisory board of South Carolina National Bank and after its merger with Wachovia, the Wachovia Horry County Advisory board for a combined total of 27 years.  Ms. Golding’s extensive business experience, particularly in the legal field, and her ties to the Myrtle Beach community that provide the board with a useful appreciation of the markets we serve, led the board to conclude that she should serve as a director.

Adair M. Graham, Jr. of Wilmington, NC, age 36, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Mr. Graham is a Credit Analyst at Live Oak Bank, headquartered in Wilmington, NC.  Live Oak Bank is a State of North Carolina bank whose primary mission is to provide SBA financing to professional practices, such as veterinarians, on a national basis.  Prior to joining Live Oak Bank, he was an associate with Cameron Management in Wilmington, a family owned company with a broad range of investments with an emphasis on real estate.  He currently serves as Chair of the VMI Cameron Scholarship Fund, Member of the Executive Advisory Committee at Episcopal High School, Alexandria, VA, General Partner of BBC Family Limited Partnership, Managing Member of Cameron Group, LLC, Managing Member of Cameron Properties, LLC, and Managing Member of Hyde Company, LLC, all family owned companies.  Mr. Graham’s business experience and knowledge of the banking industry led the board to conclude that he should serve as a director.

Marsha W. Griffin of North Myrtle Beach, SC, age 62, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Since 1998, she has been the President of Marsha Griffin & Associates, LLC of Myrtle Beach, a firm which provides executive coaching, teambuilding and leadership development for organizations and individuals. She is also a consultant for Business Education Expectations (BE2), the business enrichment arm of Early College High School of Myrtle Beach. She serves on the Small Business Association Board, Wall School of Business, Coastal Carolina University, Conway, SC. She has been an instructor at the South Carolina Bankers School, University of South Carolina, Columbia, SC.  Ms. Griffin’s extensive business and leadership experience, along with her significant community involvement, led the board to conclude that she should serve as a director.

Gary L. Hadwin of Myrtle Beach, SC, age 52, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  He has been the President and Owner of Hadwin-White Pontiac-Buick-GMC Trucks-Subaru, Inc., a vehicle sales and service company in Conway, SC, since 1986.  Mr. Hadwin serves on the Advisory Board of the Wall School of Business, Coastal Carolina University, Conway, SC.  Mr. Hadwin’s business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

Benjy A. Hardee of North Myrtle Beach, SC, age 57, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Mr. Hardee has been President and Chief Executive Officer of A. O. Hardee & Son, Inc., a heavy/highway site contractor licensed in North Carolina since 1985 and South Carolina since 1981.  He is also the owner and president of River Hills Golf & Country Club in Little River and a developer of several Grand Strand area residential communities, including Royal Estates, Carriage Lakes and Waterfall. He is currently Vice Chairman of the board of directors of the Grand Strand Water & Sewer Authority.  He served as a member of the Advisory Board of Branch Banking and Trust Company of Myrtle Beach from 2000 until March 2008.  Mr. Hardee’s knowledge of the real estate industry acquired through his business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

Nelson L. Hardwick of Surfside Beach, SC, age 59, is a director of Coastal Carolina Bancshares, Inc.  Mr. Hardwick has been managing owner of Nelson L. Hardwick & Associates, an engineering firm, since 2003.  In addition, since 2005, he has represented District 106 in the South Carolina State House of Representatives.  He is also President of South End Investors, Inc., a real estate development company with property located near Surfside

Beach, SC and a Managing Partner of JEB, LLC, a real estate partnership with holdings on Highway 90 near Conway, SC.   Mr. Hardwick’s business experience and knowledge of the real estate market in the Myrtle Beach community led the board to conclude that he should serve as a director.

Marilyn B. Hatley of North Myrtle Beach, SC, age 60, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Secretary of Coastal Carolina National Bank.  Ms. Hatley has been the Mayor of North Myrtle Beach since 2001. She is also the owner of Visible Designs, Inc., a hair salon.  She served on the Advisory Board of Crescent Bank of Myrtle Beach from 2004 — 2008. She also serves on the board of directors of the Municipal Association of South Carolina and is Chair of the Grand Strand Coastal Mayors Alliance.  Mayor Hatley’s business and leadership experience led the board to conclude that she should serve as a director.

Dawn Kinard, of Murrells Inlet, SC, age 34, is Chief Financial Officer and Assistant Treasurer of Coastal Carolina Bancshares, Inc. and is Chief Financial Officer and a Senior Vice President of the Bank.  Ms. Kinard joined the Company on July 6, 2010.  Ms. Kinard has more than 11 years of experience dedicated to accounting and financial reporting in the community banking industry.  From February 2006 until December 2009, Ms. Kinard led the accounting team at Buckhead Community Bank in Atlanta, GA as Controller and eventually Chief Financial Officer.  Ms. Kinard served as Chief Financial Officer and was an Executive Vice President of Buckhead Community Bank from March 2008 until December 2009.  From May 2002 to January 2006 she served as Accounting Supervisor for The Coastal Bank in Savannah, GA.   From July 1999 until May 2002, Ms. Kinard oversaw responsibilities in the areas of accounting and financial reporting for Central Bank & Trust in Lexington, KY.

W. John Laymon of Myrtle Beach, SC, age 54, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Since 1996, Mr. Laymon has been the Director of Residential Real Estate for The Jackson Companies’ Prestwick, Ocean Lakes and Sayebrook operations, all of Myrtle Beach.  He was Chairman of the Board of the Myrtle Beach Regional Economic Development Corporation from 2005 to 2007.  He was South Carolina Ambassador for Economic Development for 2007-2008 and is a member of the Horry County Economic Development Strategic Plan Task Force.  He is also a member of the Gerson Lehrman Group Real Estate Council, Austin, Texas.  Mr. Laymon’s in-depth knowledge of the real estate industry and ties to the Myrtle Beach community led the board to conclude he should serve as director.

Andrew H. Lesnik of Myrtle Beach, SC, age 63, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Mr. Lesnik has been President of Lesnik Himmelsbach Wilson Hearl, Inc., an advertising and public relations firm in Myrtle Beach, since 1987.  He is also Chief Executive Officer of Sheriar Press, Myrtle Beach, a South Carolina commercial printing company. Mr. Lesnik is past Chairman of the Board of PICA (Printing Industries of America), a not-for-profit trade association, and serves on the boards of directors of the not-for-profit organizations of Sheriar Foundation and Meher Fund.  Mr. Lesnik’s business experience in working with a broad cross section of industries in the Myrtle Beach community, providing marketing strategies and services, led the board to conclude he should serve as a director.

L. Morgan Martin of Conway, SC, age 58, is a director and the Secretary of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank.  In 2010, Mr. Martin, an attorney formed The Law Offices of L. Morgan Martin, PA.  Previously, Mr. Martin was a partner with the law firm of Hearn, Brittain & Martin, P.A., Myrtle Beach since 1988 and served three terms in the South Carolina state legislature.  Mr. Martin was a member of the Advisory Board of First Citizens Bank of Conway, SC from 1998 to 2008.   Mr. Martin’s extensive business experience, particularly in the legal field, led the board to conclude the should serve as a director.

John L. Napier of Pawleys Island, SC, age 63, is a director and the Treasurer of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank.  Mr. Napier, an attorney, has practiced law with his own firm, John L. Napier, LLC, since November 2003.  From December 1995 until October 3, 2003, he was counsel to Winston & Strawn, an international law firm, in its Washington, DC office.  Mr. Napier is a former United States Congressman from South Carolina, and a former federal judge on the United States Court of Federal Claims in Washington, DC.  In the 1970’s, he was counsel to several United States Senate committees, including an assignment as Chief Minority Counsel for the committee which wrote the Financial Disclosure Code for the United States Senate.  In 1992, he was chosen as Outside Counsel to the United States House of Representatives committee investigating political influence and financial discrepancies in the United States House of Representatives Post Office.  Mr. Napier’s leadership and vast legislative experience led the board to conclude he should serve as a director.

Michael D. Owens of Pawleys Island, SC, age 53, is a director and President and Chief Executive Officer of Coastal Carolina Bancshares, Inc. and is a director and President and Chief Executive Officer of Coastal Carolina National Bank.  Mr. Owens also serves as the Vice Chairman of the board of directors of Coastal Carolina National Bank. Mr. Owens was manager of Coastal Carolina Dream Team, LLC, from November 2007 until it merged with the company in April 2008.  Mr. Owens has more than 28 years of banking experience.  From 1997 to 2007, he was President, Chief Executive Officer and a director of The Coastal Bank and Coastal Bancshares, Inc., headquartered in Savannah, Georgia.  Prior to that, he was President, Chief Executive Officer and a director of Atlantic Savings Bank, FSB, a wholly-owned subsidiary of Wachovia Corporation headquartered in Hilton Head Island, South Carolina.  Mr. Owens held various executive level jobs with Wachovia and its subsidiaries in different locations from 1980 until 1997.  He was a board member of Coastal Area District Development Authority (CADDA) and voting member of the Loan Committee, as well as a member of the Coastal Board, of the Georgia Chapter of The Nature Conservancy.  He previously served as a board member of the Georgia Bankers Association, where he was Chairman of the Community Bankers Committee, as Chairman of the Board of Trustees, Hilton Head Island Museum, and as a board member of the Greater Island Committee, Hilton Head Island.  Mr. Owens is a Paul Harris Fellow of Rotary Club International.  Mr. Owen’s extensive banking experience led the board to conclude that he should serve as President, Chief Executive Officer, and a director.

Frank A. Stewart of Shelby, NC, age 49, is a director of Coastal Carolina Bancshares, Inc.  Mr. Stewart founded Ultra Machine Company in 1999 and continues leading the company in metal fabrication and the production of military vehicles.  He currently serves as a board member for Gardner-Webb University, Cleveland Community College, United Way of Cleveland County, and Great State Bank.  Mr. Stewart’s business experience, including experience as a director in the banking industry, led the board to conclude that he should serve as a director.

Dennis L. Wade of Myrtle Beach, SC, age 49, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Mr. Wade has been President and Chief Executive Officer of The Jackson Companies of Myrtle Beach since 2001.  He currently serves as Treasurer of the South Carolina Chamber of Commerce Board and is a past Chairman of the Myrtle Beach Area Chamber of Commerce Board. He is also Treasurer of the Coastal Educational Foundation Board and serves on the Board of Visitors of the Wall School of Business, Coastal Carolina University, Conway, SC.  Mr. Wade’s extensive business and finance experience led the board to conclude he should serve as a director.

Douglas P. Wendel of Myrtle Beach, SC, age 67, is a director of Coastal Carolina Bancshares, Inc. and is a director and the Chairman of the board of directors of Coastal Carolina National Bank.  Mr. Wendel was President and Chief Executive Officer of Burroughs & Chapin Company, Inc. of Myrtle Beach from 1993 until his retirement on July 31, 2007.  Since his retirement, he has been an employee/consultant to Burroughs & Chapin Company, Inc. He currently serves on the following boards of directors: South Carolina Chamber of Commerce, the Northeastern Strategic Alliance of South Carolina and Business Education Expectations (BE2), the business enrichment arm of Early College High School, of Myrtle Beach.  He is also a member of the Board of Visitors, Wall School of Business, Coastal Carolina University, Conway, SC and the former Chairman of The Tourism Alliance of South Carolina, Columbia, SC.  Mr. Wendel’s leadership skills and in-depth knowledge of the real estate industry acquired through his prior business experience, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

Dennis T. Worley of Tabor City, NC, age 54, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank.  Mr. Worley, an attorney, practiced law in the McGougan Law Firm of Tabor City from 1981 and was a partner in that firm since 1983.  In 2011, Mr. Worley joined Wright, Worley, Moss, and Elcster, PLC as a partner.  Mr. Worley served on the Columbus National Bank Advisory Committee, Fair Bluff, NC from 1987 to1991 and the Horry County State Bank Advisory Committee, Tabor City from 1999 to 2007).  A former director of East Coast Insurance Agency, Tabor City, he is co-organizer, Tabor City Investment Club and a member and past President of the North Carolina Electric Membership Cooperative Counsel Association.  He has served as General Counsel to Brunswick Electric Membership Corporation and Rural Consumer Services Corporation, both of Shallotte, NC since 1990.  He served as a Trustee of the University of North Carolina at Wilmington from 1999 to 2007.  Mr. Worley’s extensive business, leadership, and bank advisory experience, led the board to conclude he should serve as a director.

Family Relationships. Benjy A. Hardee is the brother-in-law of L. Morgan Martin. There are no other family relationships among any of our executive officers and directors.

Code of Ethics

The Company’s Board of Directors has adopted a Conflict of Interest and Code of Ethics Policy that applies to its directors, officers and employees.  A copy of the Code of Ethics is available without charge to shareholders upon request to our chief financial officer, Dawn Kinard, at Coastal Carolina Bancshares, Inc., 2305 Oak Street, Myrtle Beach, South Carolina 29577.

Corporate Governance

The Audit/Compliance/Risk Management Committee assists the Board in fulfilling its oversight responsibilities by reviewing the Company’s financial reporting, the system of internal controls, and the audit process, and by monitoring compliance with applicable laws, regulations and policies.  The committee also functions as the Board of Director’s oversight for all risk management and compliance matters.  The committee monitors the risk framework of the Company, promotes effective management of all risk categories, and fosters the establishment and maintenance of an effective risk culture throughout the Company.  The current members of the Audit/Compliance/Risk Management Committee are Dennis L. Wade (Chairman), Douglas P. Wendel (Vice Chairman), Chester A. Duke, Marilyn B. Hatley, Dennis T. Worley, John L. Napier, Adair M. Graham, Jr., and Carl A. Falk. The board of directors has determined that Mr. Wade is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  Under the NASDAQ independence rules for audit committee members, all members are independent.

The Compensation/Governance/Nominating Committee assists the Board in oversight responsibilities by reviewing and establishing compensation guidelines and incentive plans for key personnel.  Additionally, the committee oversees the process of nominating new directors.  The current members of the Compensation/Governance/Nominating Committee are Henrietta U. Golding (Chairwoman), Benjy Hardee (Vice Chairman), J. Edgerton Burroughs, Chester A. Duke, Andrew H. Lesnik, Douglas P. Wendel, and Dennis T. Worley.

Item 11.  Executive Compensation.

The following table shows the cash compensation we paid to our president and chief executive officer, our chief financial officer, and for all other executives who earned over $100,000 during 2010.

SUMMARY COMPENSATION TABLE

							Non-Qualified
						Non-Equity	Deferred	All Other
Name and Principal				Stock	Option	Incentive Plan	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	Awards	Awards	Compensation	Earnings	($) (3)	Total
(a)	(b)	(1) (c)	(d)	(e)	(2) (f)	(g)	(h)	(i)	(j)
Michael D. Owens	2010	$210,000	$—	$—	$—	$37,800	$—	$7,339	$255,139
President	2009	190,000	—	—	164,743	—	—	9,009	$363,752
Chief Executive Officer

Dawn Kinard	2010	$66,029	$—	$—	$—	$11,295	$—	$9,391	$86,715
Chief Financial Officer
Senior Vice President

Jeff Benjamin	2010	$102,808	$—	$—	$—	$12,950	$—	$23,871	$139,629
Chief Credit Officer

(1)          Mr. Owens was paid a salary at the annual rate of $180,000 from January 2009 to August 31, 2009. Since September 1, 2009, Mr. Owens was paid a salary at the annual rate of $210,000.

Ms. Kinard joined the bank as Chief Financial Officer in July 2010 with a salary at an annual rate of $135,000.

Mr. Benjamin joined the bank as Chief Credit Officer in March 2010 with a salary at an annual rate of $135,000.

(2)          Amount for Mr. Owens has $2.29 grant date fair value per share of stock options.

(3)          All other compensation for Mr. Owens in 2009 includes relocation expense of $4,599 and use of the Company’s automobile valued at $4,410.  All other compensation for Mr. Owens in 2010 includes use of the Company’s automobile valued at $6,570 and membership dues.  Use of the Company’s automobile includes the annual lease valuation of the vehicle allocated between personal and business use based on mileage plus the personal-use percentage of 25% for insurance premiums, fuel, and maintenance.

All other compensation for Ms. Kinard consists of relocation expenses.

All other compensation for Mr. Benjamin consists of relocation expenses totaling $22,465 and 401K match by the Company.

The following table sets forth information regarding the outstanding equity awards for our named executive officers at December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity					Plan Awards:	Market or
			Incentive				Market	Number	Payout Value
	Number of	Number of	Plan Awards:			Number of	Value of	of Unearned	of Unearned
	Securities	Securities	Number of			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Securities			Units of	Units of	or Other	or Other
	Unexercised	Unexcercised	Underlying	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options	Options	Unexcercised	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	(#) Exercisable	(#) Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(1) (c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Owens	14,388	57,552	—	$10.00	6/8/2019	—	—	—	—

Stock options vest ratably at 20% per year on the grant-date anniversary.

Employment Arrangements

In May 2008, we entered into an employment agreement with Michael D. Owens, the President and Chief Executive Officer of the Company and the Bank.  The term of Mr. Owens’ employment agreement expires on the third anniversary of the date the Bank opened for business and is subject to an automatic one-year extension on the second anniversary of such opening date and each subsequent anniversary of such date provided that our board of directors determines he has met the Company’s performance requirements and standards.  As of March 18, 2011, Mr. Owens receives an annual salary of $210,000.  He is eligible to receive salary increases as determined by the board of directors.  Mr. Owens is eligible to receive performance bonuses of 20%, 30% or 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors.  Mr. Owens has been granted options to purchase a total of 71,940 shares of common stock.  These options were granted in 2009 and vest over a five-year period and have a term of ten years.  During his employment term, Mr. Owens will be eligible to receive additional equity based awards at the discretion of the board of directors.

If we terminate Mr. Owens’ employment without “cause,” or if Mr. Owens terminates his employment for “good reason” (each as defined in his employment agreement), we will continue to pay his then base salary for the remaining term of the agreement or until he receives a comparable salary from other employment, whichever event occurs earlier. In addition, following a change in control, he will be entitled for a period of 30 days to terminate his employment and receive severance equal to 2.99 times his average W-2 compensation reported over the previous five complete years.  If any payment or benefit to Mr. Owens is subject to excise tax, he is entitled to an additional payment equal to the gross-up amount needed to cover any excise taxes and interest and penalties thereon arising from the severance payment and any other benefit paid or distributed to him as a result of the change of control.

Pursuant to the terms of his employment agreement, Mr. Owens has agreed that during the term of his employment and for a period of 18 months after the termination of employment for any reason other than (i) termination by the Company without “cause,” as such term is defined in the employee’s employment agreement, or (ii) termination by the employee for “good reason,” as such term is defined in the employee’s employment agreement, he will not directly or indirectly engage in the banking and financial services business or any other business in which the Company or any of its subsidiaries is engaged, including efforts to organize a banking or other financial services business anywhere within Horry, Georgetown, Florence and Williamsburg Counties in South Carolina and Brunswick and Pender Counties in North Carolina.

He has also agreed that during the term of his employment and for a period of 18 months thereafter, he (i) will (a) not solicit any employees of the Company or any of its subsidiaries to leave the employ of such entity and (b) refrain from recruiting or hiring directly or by assisting others, any individual at the time employed by the Company or any of its subsidiaries and (ii) will not directly or indirectly solicit any business from any customers of the Company or its subsidiaries with whom he has had material contact within the last 24 months for the purpose of providing products or services similar to or competitive with those provided by the Company or any of its subsidiaries.

Also, pursuant to the terms of his employment agreement, in the event of the death of Mr. Owens, we will continue to pay his salary to his estate for the 12 months following his death.  Additionally, all unvested options held by Mr. Owens will also vest upon his death or disability or if his employment is terminated without “cause” or for “good reason.”

Upon her commencement as Chief Financial Officer in July 2010, Ms. Kinard did not enter into a similar agreement with the bank and is currently not under an employment agreement.  Ms. Kinard is an “at will” employee and is not party to any contract, plan or arrangement, whether written or unwritten, that provides for payments in the event of termination or upon a change in control.  As of her hire date of July 6, 2010, Ms. Kinard’s annual salary was $135,000.

Additionally, Mr. Benjamin, the Chief Credit Officer, is an “at will” employee and is not party to any contract, plan or arrangement, whether written or unwritten, that provides for payments in the event of termination or upon a change in control.  As of his hire date, Mr. Benjamin’s annual salary was $135,000.

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

There have been 71,940 stock options awarded and 5,000 restricted stock awards granted under this plan, leaving 84,838 shares available.  Mr. Owens was awarded 21,940 non-qualified stock options and 50,000 incentive stock options June 8, 2009.  Mr. Owens options vest 20% on the anniversary date of the grant for five years.  Mr. Owens is currently vested in 14,388 of his options.  Restricted stock awards totaling 5,000 were awarded to various employees in June 2009 and vest 100% on the third anniversary date of the grant.

Director Compensation

The following table sets forth information regarding director compensation.

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Warrants	Incentive Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	($) (1)	Compensation($)	Earnings	Compensation($)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
William K. Bogache	$—	$—	$19,741	$—	$—	$—	$19,741
J. Egerton Burroughs	—	—	37,071	—	—	—	37,071
Chester A. Duke	—	—	28,055	—	—	—	28,055
Robin W. Edwards	—	—	17,726	—	—	—	17,726
Henrietta U. Golding	—	—	17,222	—	—	—	17,222
Adair M. Graham, Jr.	—	—	17,222	—	—	—	17,222
Marsha W. Griffin	—	—	16,330	—	—	—	16,330
Gary L. Hadwin	—	—	14,718	—	—	—	14,718
Benjy A. Hardee	—	—	142,017	—	—	—	142,017
Nelson L. Hardwick	—	—	14,718	—	—	—	14,718
Marilyn B. Hatley	—	—	14,734	—	—	—	14,734
W. John Laymon	—	—	15,970	—	—	—	15,970
Andrew H. Lesnik	—	—	19,741	—	—	—	19,741
L. Morgan Martin	—	—	18,990	—	—	—	18,990
John L. Napier	—	—	15,977	—	—	—	15,977
Michael D. Owens	—	—	34,995	—	—	—	34,995
Larry Silver	—	—	24,148	—	—	—	24,148
Dennis L. Wade	—	—	18,481	—	—	—	18,481
Douglas P. Wendel	—	—	38,130	—	—	—	38,130
Debra D. Wilkins	—	—	14,718	—	—	—	14,718
Vivian A. Wong	—	—	14,718	—	—	—	14,718
Dennis T. Worley	—	—	30,802	—	—	—	30,802
			$586,224			$—	$586,224

(1)  This amount represents the $2.29 grant date fair value per share of warrants awarded during the year. All Organizer —founder warrants included above vested upon issuance. Director warrants of 8,000 each, included above, issued to Mssrs. Burroughs, Duke, and Wendel vest on the third grant-date anniversary. Refer to “Notes to Consolidated Financial Statements, Note 14 — Warrants,” included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our warrants.

The compensation detailed in the table above, occurred in 2009.  In 2009 and 2010, we did not pay our outside directors any fees for board or committee meeting attendance. We do not intend to pay directors cash fees until the Bank is profitable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows how much common stock in our company is owned by our directors, named executive officers and executive officers as a group, and owners of more than five percent of the outstanding common stock, as of March 18, 2011.  The addresses of our directors and executive officers are the same as the address of the Bank.  This table includes shares based on the “beneficial ownership” concepts as defined by the Securities and Exchange Commission.  Our directors and executive officers are deemed to beneficially own shares held by their spouses, minor children and other relatives residing in their households, or by trusts, partnerships, corporations or deferred compensation plans controlled by such persons.  In addition, this table reflects the assumed exercise of the organizer-founder warrants granted to each founder and organizer, which became exercisable upon issuance. The table does not reflect 57,552 stock options granted to Mr. Owens as those options do not become exercisable within 60 days of March 18, 2011, nor does the table include 16,000 director warrants, consisting of 5,333 warrants each to

Messrs. Burroughs, Duke, and Wendel, as those warrants are not exercisable within 60 days of March 18, 2011.

	Number of		Total	Percentage
	Shares	Exercisable	Beneficial	Beneficial
Name of Beneficial Owner	Owned (1)	Warrants (2)	Ownership (#)	Ownership
Directors and Executive Officers
Jeff Benjamin (12)	—	—	—	0.00%
William K. Bogache	32,830	8,620	41,450	1.88%
J. Egerton Burroughs (3)	50,000	10,855	60,855	2.76%
Chester A. Duke (11)	35,750	6,918	42,668	1.94%
Robin W. Edwards	28,830	7,740	36,570	1.66%
Carl Falk	30,000	—	30,000	1.37%
Henrietta U. Golding (4)	27,830	7,520	35,350	1.61%
Adair M. Graham, Jr. (5)	25,000	7,520	32,520	1.48%
Marsha W. Griffin	24,832	7,131	31,963	1.45%
Gary L. Hadwin	22,832	6,427	29,259	1.33%
Benjy A. Hardee	163,500	62,016	225,516	10.01%
Nelson L. Hardwick (6)	22,830	6,427	29,257	1.33%
Marilyn B. Hatley	20,033	6,434	26,467	1.20%
Dawn Kinard (13)	—	—	—	0.00%
W. John Laymon (7)	25,330	6,974	32,304	1.47%
Andrew H. Lesnik	32,832	8,620	41,452	1.88%
L. Morgan Martin	31,330	8,292	39,622	1.80%
John L. Napier (8)	27,075	6,977	34,052	1.55%
Michael D. Owens (14)	74,877	15,282	90,159	4.09%
Frank Stewart	150,000	—	150,000	6.84%
Dennis L. Wade (9)	31,205	8,070	39,275	1.79%
Douglas P. Wendel (10)	50,000	11,318	61,318	2.78%
Debra D. Wilkins	22,830	6,427	29,257	1.33%
Vivian A. Wong	22,832	6,427	29,259	1.33%
Dennis T. Worley	53,705	13,451	67,156	3.05%

Total outstanding shares of all directors and executive officers as a group (25 persons)			1,235,729	56.39%

(1)               “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes option and warrants that are exercisable within 60 days of March 24, 2011, pursuant to the rules of the Securities and Exchange Commission.  The ownership percentages are based upon 2,191,500 shares of common stock outstanding.

(2)               Represents organizer/founder warrants granted on June 8, 2009, and which were immediately exercisable.

(3)               Includes 38,000 shares of common stock pledged as collateral on loans outstanding. Includes 2,667 in director warrants vested in 2010.

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

(9)               Includes 31,205 shares of common stock pledged as collateral on loans outstanding.

(10)         Includes 2,667 director warrants vested in 2010.

(11)         Includes 2,667 director warrants vested in 2010.

(12)         Does not include 12,500 stock options, which will not vest within 60 days of March 18, 2011.

(13)         Does not include 12,500 stock options, which will not vest within 60 days of March 18, 2011.

(14)         Includes 60,459 shares and 14,388 vested stock options.  Does not include 57,552 stock options, which will not vest within 60 days of March 18, 2011.

Equity Based Compensation Plan Information

The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2010.

			Number of securities
		Weighted-	remaining available for
	Number of securities	average exercise	future issuance under
	to be issued	price of	equity compensation
	upon exercise of	outstanding	plans (c)
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights (a)	and rights (b)	reflected in column (a))
Equity compensation plans approved by security holders (1)	76,940	$10.00	84,838

Equity compensation plans not approved by security holders (2)	255,992	10.00	—
Total	332,932	$10.00	84,838

(1)          At our annual meeting in 2009, we adopted the 2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan, under which 96,940 options have been issued and 11,500 restricted stock awards have been granted.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2010, these persons and firms were indebted to the Company in the aggregate amount of $608,514.

The Company has entered into a lease agreement, as described in Note 6, to lease a building from a company in which one of our directors also serves on the lessor’s board of directors.  Note 6 details the amount of lease payments made in 2010 and in previous years, as well as payments obligated to be made in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of our directors. The Company incurred marketing and public relations fees of $107,158 and $109,023 for services rendered by the firm for the years ended December 31, 2010 and 2009, respectively. The Company anticipates paying additional sums to that firm during 2011.

The Company engaged a law firm for general legal counsel in 2010.  One of our directors is a shareholder with that firm. The Company incurred legal fees of $22,812 and $59,199 for services rendered by the firm for the years ended December 31, 2010 and 2009.  The Company anticipates paying additional sums to that firm during 2011.

The company made a donation to a charity event, of which one of our directors is the principal organizer.  The total amount of donation in 2010 was $5,200, and $3,000 was donated to the same charity event held in 2009.

Director Independence

Our Board of Directors has determined each of our current directors, except Mr. Owens, is an “independent director” under NASDAQ Rule 5605(a)(2). Mr. Owens currently serves as both the Company’s and the Bank’s President and Chief Executive Officer.

Director Qualifications

We believe our directors should have the highest professional and personal ethics and values.  They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us.  When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.

Item 14. Principal Accounting Fees and Services.

Elliott Davis, LLC was our auditor for the years 2010 and 2009. The following table shows the fees that we paid for services performed in these years:

	For the Calendar Year
Description	2010	2009
Audit fees	$51,000	$51,900
Audit related fees	—	—
Tax fees	3,850	3,625
Other fees	3,770	1,300
	$58,620	$56,825

Audit Fees. This category includes the fees billed for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees. This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Other Fees. This category includes various matters not related to audit services and tax services, and includes fees paid to attend seminars hosted by Elliott Davis.

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

(1)  Financial Statements

(2)  Financial Statement Schedules

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

Form S-1, File No. 333-152331).

3.1(b)      Articles of Amendment (incorporated by reference to Exhibit 3.1 (b) of the Registration Statement on

Form S-1, File No. 333-152331).

3.1(c)      Articles of Merger (incorporated by reference to Exhibit 3.1(c) of the Registration Statement on Form S-1,

File No. 333-152331).

3.2           Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

4.1           See Exhibits 3.1(a) and (b) and 3.2 for provisions of Coastal Carolina Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2           Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on From S-1, File No. 333-152311).

4.3*         Form of Organizer/Founder Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1, File No. 333-152331).

4.4*         Form of Director Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1, File No. 333-152331).

10.1*       Employment Agreement between Coastal Carolina Bancshares, Inc. and Michael D. Owens, dated May 28, 2008 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-152331).

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

10.11(a)  Commitment Letter from South Carolina Bank and Trust, dated January 13, 2009 (incorporated by reference to Exhibit 10.12(a) to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

10.11(b)  Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated January 29, 2009 (incorporated by reference to Exhibit 10.12(b) to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

10.11(c)  Note dated January 29, 2009 to South Carolina Bank and Trust (incorporated by reference to Exhibit 10.12(c) to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

10.12       2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 29, 2010).

21.1         Subsidiaries of the Company

31.1         Rule 15d-14(a) Certification of the President and Chief Executive Officer

31.2         Rule 15d-14(a) Certification of the Chief Financial Officer

32            Section 1350 Certification of the President and Chief Executive Officer

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is filing this report pursuant to section 15(d) of the Securities Act. The registrant has not sent an annual report to security holders covering our last fiscal year. If any annual report is furnished to shareholders subsequent to the filing of this annual report on Form 10-K, the registrant shall furnish copies of such materials to the Securities and Exchange Commission when it is sent to security holders. Copies of our proxy statement furnished to security holders in connection with our 2011 annual meeting of shareholders will be furnished to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:	March 24, 2011	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer

Date:	March 24, 2011	By:	/s/ Dawn Kinard
Dawn Kinard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this repot has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael D. Owens	President and Chief Executive Officer and	March 23, 2011
Michael D. Owens	Director (Principal Executive Officer)

/s/ Chester A. Duke	Chairman of the Board and	March 23, 2011
Chester A. Duke	Director

/s/ J. Egerton Burroughs	Vice Chairman of the Board and	March 23, 2011
J. Egerton Burroughs	Director

/s/ Dawn Kinard	Chief Financial Officer	March 23, 2011
Dawn Kinard	(Principal Financial Officer and Principal Accounting Officer)

/s/ William K. Bogache, M.D.	Director	March 23, 2011
William K. Bogache, M.D.

*	Director
Robin W. Edwards

*	Director
Henrietta U. Golding

/s/ Marsha W. Griffin	Director	March 23, 2011
Marsha W. Griffin

/s/ Adair M. Graham, Jr.	Director	March 23, 2011
Adair M. Graham, Jr.

/s/ Gary Hadwin	Director	March 23, 2011
Gary Hadwin

/s/ Benjy A. Hardee	Director	March 23, 2011
Benjy A. Hardee

/s/ Nelson L. Hardwick	Director	March 23, 2011
Nelson L. Hardwick

*	Director
Marilyn B. Hatley

/s/ W. John Laymon	Director	March 23, 2011
W. John Laymon

/s/ Andrew H. Lesnik	Director	March 23, 2011
Andrew H. Lesnik

/s/ L. Morgan Martin	Director	March 23, 2011
L. Morgan Martin

/s/ John L. Napier	Director	March 23, 2011
John L. Napier

/s/ Dennis L. Wade	Director	March 23, 2011
Dennis L. Wade

/s/ Douglas P. Wendel	Director	March 23, 2011
Douglas P. Wendel

*	Director
Frank Stewart

/s/ Carl A. Falk	Director	March 23, 2011
Carl A. Falk

/s/ Dennis T. Worley	Director	March 23, 2011
Dennis T. Worley

EXHIBIT INDEX

Exhibit
Number	Description

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.