Form 10-Q
period 2011-03-31
Coastal Carolina Bancshares, Inc.
filed 2011-05-13
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 333-152331

COASTAL CAROLINA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	33-1206107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,191,500 shares of common stock, par value $0.01 per share, were outstanding as of May 6, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Cash and non-interest due from banks	$1,869,406	$539,685
Federal funds sold	1,441,390	1,589,151
Interest-bearing bank deposits	11,352,872	16,465,014

Total cash and cash equivalents	14,663,668	18,593,850
Securities available for sale	28,804,375	28,705,311
Federal Reserve Bank stock	456,300	456,300
Federal Home Loan Bank stock	93,800	—
Loans held for sale	100,000	340,000
Loans receivable	32,248,856	23,226,836
Allowance for loan losses	(751,181)	(432,750)

Loans, net	31,497,675	22,794,086
Premises and equipment, net	315,209	333,551
Accrued income and other assets	624,827	663,435

Total assets	$76,555,854	$71,886,533

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Non-interest bearing demand	$3,160,100	$2,319,623
Interest checking	2,819,996	2,432,715
Money market	33,533,470	27,071,059
Savings	145,678	104,515
Certificates of deposit	22,463,996	24,759,204

Total deposits	62,123,240	56,687,116
Accrued expenses and other liabilities	381,402	428,129

Total liabilities	62,504,642	57,115,245

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,191,500 and 2,185,000 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	21,915	21,850
Additional paid-in capital	21,748,447	21,667,958
Unearned compensation, nonvested restricted stock	(83,125)	(25,000)
Retained deficit	(7,340,058)	(6,548,688)
Accumulated other comprehensive income(loss)	(295,967)	(344,832)

Total shareholders’ equity	14,051,212	14,771,288

Total liabilities and shareholders’ equity	$76,555,854	$71,886,533

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income
Loans, including fees	$385,310	$166,842
Federal funds sold and interest-bearing bank deposits	39,691	121,462
Securities	215,095	186,011
Federal Reserve stock dividend	6,845	7,771

Total interest income	646,941	482,086
Interest expense
Deposits:
Interest checking	9,034	2,555
Money market and savings	97,865	97,705
Certificates of deposit < $100,000	35,153	37,221
Certificates of deposit ≥ $100,000	70,699	83,144
Lines of credit and other borrowings	—	14

Total interest expense	212,751	220,639

Net interest income before provision for loan losses	434,190	261,447
Provision for loan losses	318,431	228,457

Net interest income after provision for loan losses	115,759	32,990
Noninterest income
Service charges on deposits	5,120	2,767
ATM, debit, and merchant fees	3,590	1,206
Gain on sale of loans	6,605	1,637
Other	1,792	831

Total noninterest income	17,107	6,441
Noninterest expense
Salaries and employee benefits	555,505	433,282
Occupancy and equipment	94,403	104,549
Data processing	78,108	69,139
Professional services	55,293	53,009
Marketing and business development	50,822	26,649
Shareholder communications	9,422	1,376
Corporate insurance	5,104	5,061
Postage and supplies	10,025	7,328
Telecommunications	5,640	4,938
FDIC insurance and regulatory assessments	34,189	25,706
Other	25,725	14,308

Total noninterest expense	924,236	745,345
Loss before income taxes	(791,370)	(705,914)
Income taxes	—	4,356

Net loss	$(791,370)	$(710,270)

Loss per share

Basic and diluted loss per share	$(0.36)	$(0.32)

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation Nonvested Restricted Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,542)	$(100,826)	$16,941,155
Net Loss				—	(710,270)	—	(710,270)
Change in unrealized gains and losses on securities	—	—	—	—	—	50,301	50,301

Total comprehensive loss	—	—	—	—	—	—	(659,969)
Restricted Stock				5,000	—	—	5,000
Organizer/founder warrants			21,633	—	—	—	21,633
Stock-based compensation	—	—	4,122	—	—	—	4,122

March 31, 2010	$2,186,000	$21,860	$21,630,529	$(46,111)	$(5,243,812)	$(50,525)	$16,311,941

December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288
Net loss	—	—	—	—	(791,370)	—	(791,370)
Change in unrealized gains and losses on securities	—	—	—	—	—	48,865	48,865

Total comprehensive loss	—	—	—	—	—	—	(742,505)
Restricted Stock	6,500	65	64,935	(65,000)	—	—	—
Organizer/founder warrants			4,122	—	—	—	4,122
Stock-based compensation	—	—	11,432	6,875	—	—	18,307

March 31, 2011	2,191,500	$21,915	$21,748,447	$(83,125)	$(7,340,058)	$(295,967)	$14,051,212

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(791,370)	$(710,270)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	318,431	228,457
Increase in deferred loan fees, net	52,491	6,159
Gains on sale of loans held for sale	(6,605)	(1,637)
Origination of loans held for sale, net	(96,634)	(109,969)
Proceeds from sale of loans held for sale	343,239	111,606
Premium amortization and discount accretion on securities, net	80,954	20,329
Depreciation and amortization expense	32,074	48,614
Stock-based compensation expense	22,429	30,755
Increase in accrued interest receivable	(21,328)	(24,889)
Increase in accrued interest payable	488	2,777
Decrease in other assets	28,695	19,057
Increase (decrease) in other liabilities	(47,214)	1,527

Net cash used in operating activities	(84,350)	(377,484)

Investing activities
Net change in loans	(9,074,512)	(1,079,973)
Purchases of securities available for sale	(1,011,536)	(3,039,283)
Proceeds from paydowns of securities available for sale	911,624	335,047
Purchase of Federal Home Loan Bank stock	(93,800)	—
Net purchases of premises and equipment	(13,732)	(5,128)

Net cash used in investing activities	(9,281,956)	(3,789,337)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	7,731,332	1,050,216
Net increase (decrease) in certificates of deposit	(2,295,208)	1,865,544

Net cash provided by financing activities	5,436,124	2,915,760

Net decrease in cash and cash equivalents	(3,930,182)	(1,251,061)

Cash and cash equivalents, beginning of period	18,593,850	32,257,711

Cash and cash equivalents, end of period	$14,663,668	$31,006,650

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$212,263	$217,862
Non-cash items:
Unrealized gains (losses) on securities available for sale (net of tax expense of $31,241 and $29,924 for 2011 and 2010, respectively)	48,865	50,301

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2011

Note 1 - Business and Basis of Presentation

Organization - The Bank received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received those approvals from the OCC and the FDIC, the Company filed an application with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and the Company received that approval on November 21, 2008.

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission.

Note 2 - Summary of Significant Accounting Policies

A summary of these policies is included in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission (the “SEC”). It is uncertain whether Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) that do not require adoption until a future date will have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flow - For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the three months ended March 31, 2011 and 2010 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended March 31,
	2011	2010

Net loss to common shareholders	$(791,370)	$(710,270)

Weighted-average number of common shares outstanding	2,189,111	2,186,000

Net loss per share	$(0.36)	$(0.32)

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

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net Change in unrealized gains on securities available-for-sale	$80,106	$80,225
Net Change in Deferred tax on unrealized gains on securities available-for-sale	(31,241)	(29,924)

Net-of-tax amount	$48,865	$50,301

Note 3 - Recently Issued or Proposed Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

•

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in their interim and annual financial statements. See Note 6.

•

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

•	Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

•

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment is effective for the Company beginning January 1, 2011. Early adoption is not permitted.

•

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted. The Company does not expect the amendment to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Cash and Cash Equivalents

As of March 31, 2011, cash and due from banks of $1,869,406 is represented by cash on hand and noninterest-bearing deposits with other banks. Interest-bearing deposits in other banks were $11.4 million at March 31, 2011, and included $4.5 million in CDs invested at other banks that carry a weighted average rate of 1.94% with maturities less than 12 months. Also included is $2.7 million at the Federal Reserve and $4.2 million in money market deposit accounts. Additionally, as of March 31, 2011, the Bank had $1.4 million in federal funds sold. These balances allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 5 - Securities

At March 31, 2011 and December 31, 2010, the Bank’s securities consisted of city and county issued municipal bonds, mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA), and collateralized mortgage obligations issued by the Government National Mortgage Association (GNMA), summarized as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,958,678	$—	$(114,385)	$1,844,293
Collateralized mortgage obligations (CMOs)	2,982,740	—	(58,678)	2,924,062
Mortgage-backed securities (MBSs)	24,348,149	25,517	(337,646)	24,036,020

Total securities	$29,289,567	$25,517	$(510,709)	$28,804,375

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,961,248	$—	$(131,775)	$1,829,473
Collateralized mortgage obligations (CMOs)	3,024,821	—	(82,164)	2,942,657
Mortgage-backed securities (MBSs)	24,284,541	9,615	(360,975)	23,933,181

Total securities	$29,270,610	$9,615	$(574,914)	$28,705,311

The unrealized losses at March 31, 2011 and December 31, 2010 are shown in the following table:

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Bonds	$1,844,293	$(114,386)	$—	$—	$1,844,293	$(114,386)
Collateralized mortgage obligations (CMOs)	2,924,062	(58,678)	—	—	2,924,062	(58,678)
Mortgage-backed securities (MBSs)	20,810,825	(337,646)	—	—	20,810,825	(337,646)

Total temporarily impaired securities	$25,579,180	$(510,710)	$—	$—	$25,579,180	$(510,710)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Bonds	$1,829,473	$(131,775)	$—	$—	$1,829,473	$(131,775)
Collateralized mortgage obligations (CMOs)	2,942,657	(82,164)	—	—	2,942,657	(82,164)
Mortgage-backed securities (MBSs)	20,467,363	(360,975)	—	—	20,467,363	(360,975)

Total temporarily impaired securities	$25,239,493	$(574,914)	$—	$—	$25,239,493	$(574,914)

The contractual maturity distribution and yields of the Bank’s securities portfolio at March 31, 2011 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities Available For Sale
	Amortized Cost	Estimated Fair Value

Due after one year but within five years	$—	$—
Due after five years but within ten years	2,626,721	2,565,435
Due after ten years	26,662,846	26,238,940

Total (1)	$29,289,567	$28,804,375

(1)	Maturities estimated based on average life of security.

At March 31, 2011 and December 31, 2010 the Bank also owned Federal Reserve Bank (FRB) stock with a cost of $456,300. The yield at both periods was 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity decreases due to losses, the amount of FRB stock may also decrease quarterly. During the first quarter of 2011, the bank became a member of the Federal Home Loan Bank, Atlanta, Georgia, and purchased FHLB stock. A March 31, 2011, the Bank owned $93,800 in Federal Home Loan Bank stock.

Securities with an amortized cost of $4,771,836 at March 31, 2011 and $5,021,219 at December 31, 2010, were pledged to secure public deposits. During the three months ended March 31, 2011, the Bank sold no securities and purchased securities with an amortized cost of $1 million. The security purchased was a mortgage backed security backed by a U.S. Government Agency.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the three month period ended March 31, 2011. At March 31, 2011, there were no investment securities considered to be other than temporarily impaired. The municipal bonds have been evaluated and are considered to be in a temporary loss position. The Bank’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

Note 6 - Credit Quality

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

The first step in the process is to risk grade each loan in the portfolio based on one common set of parameters that include items such as debt-to-worth ratio, liquidity of the borrower, net worth, experience of the borrower, and other factors. The general pool of performing loans is then segmented into categories based on FFIEC call codes, which represent different loan types such as commercial loans, construction loans, consumer loans, and so on. The loss history of each loan type is measured and includes actual history experienced by the bank and the loss experiences of peer banks. The loss history results in a factor that is applied to each loan pool. Additionally, other factors are applied to represent known or expected changes to the loan portfolio resulting from economic and industry developments, the depth and knowledge of management, changes in policies and practices, and more. These environmental factors require judgment and estimates, and the eventual outcomes may differ from the estimates. The combined factors are applied to each loan category and result in the necessary allowance for the general performing loan pool.

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at March 31, 2011 and December 31, 2010.

	Allowance for Loan Losses and Recorded Investment in Loans Receivable
	For the Quarter Ended March 31, 2011
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	11,179	45,858	215,517	19,203	4,763	21,911	318,431

Ending Balance	$103,444	$124,906	$400,579	$34,184	$6,875	$81,193	$751,181

Ending Balances:
Individually evaluated for impairment	$—	$20,000	$338,082	$12,094	$4,117	$—	$374,293

Collectively evaluated for impairment	$103,444	$104,906	$62,497	$22,090	$2,758	$81,193	$376,888

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance - total	$6,625,957	$11,875,950	$11,900,401	$1,604,100	$368,789		$32,375,197

Ending Balances:
Individually evaluated for impairment	$247,484	$400,000	$3,213,973	$80,624	$27,446		$3,969,527

Collectively evaluated for impairment	$6,378,473	$11,475,950	$8,686,428	$1,523,476	$341,343		$28,405,670

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

	Allowance for Loan Losses and Recorded Investment in Loans Receivable
	For the Year Ended December 31, 2010
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$42,442	$7,317	$80,054	$14,206	$826	$—	$144,845
Charge-offs	—	—	(197,797)	—	(30)	—	(197,827)
Recoveries	—	—	—	—	30	—	30
Provisions	49,823	71,731	302,805	775	1,286	59,282	485,702

Ending Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750

Ending Balances:
Individually evaluated for impairment	$17,466	$—	$152,287	$—	$232	$—	$169,985

Collectively evaluated for impairment	$74,799	$79,048	$32,775	$14,981	$1,880	$59,282	$262,765

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance - total	$5,528,181	$5,631,112	$10,721,143	$1,090,301	$329,949		$23,300,686

Ending Balances:
Individually evaluated for impairment	$253,984	$—	$2,249,804	$—	$30,946		$2,534,734

Collectively evaluated for impairment	$5,274,197	$5,631,112	$8,471,339	$1,090,301	$299,003		$20,765,952

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

The adequacy of the allowance for loan losses reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of March 31, 2011, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

Generally, the first indication of the non-performance of a loan is a missed payment. Thus, one of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of March 31, 2011, loans past due totaled $181,160, of which $153,714 was past due greater than 90 days. As of December 31, 2010, loans past due totaled $253,714, of which $137,277 was past due greater than 90 days.

Below is a table that presents the past due status of loans receivable as of March 31, 2011 and December 31, 2010.

March 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$—	$—	$153,714	$6,472,243	$6,625,957	$—
Real estate - mortgage	—	—	—	7,173,141	7,173,141	—
Real estate - other	—	—	—	16,603,211	16,603,211	—
Commercial and industrial	—	—	—	1,604,099	1,604,099	—
Consumer and other	27,446	—	—	341,343	368,789	—

Total	$27,446	$—	$153,714	$32,194,037	$32,375,197	$—

December 31,2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$116,437	$—	$137,277	$5,274,467	$5,528,181	$—
Real estate - mortgage	—	—	—	5,631,112	5,631,112	—
Real estate - other	—	—	—	10,721,143	10,721,143	—
Commercial and industrial	—	—	—	1,090,301	1,090,301	—
Consumer and other	—	—	—	329,949	329,949	—

Total	$116,437	$—	$137,277	$23,046,972	$23,300,686	$—

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

At March 31, 2011, the bank had three loans totaling $245,200 in non-accrual status. At December 31, 2010, the Bank had two loans in non-accrual status totaling $137,277. The Bank did not have any loans past due 90 days and still accruing as of March 31, 2011 and December 31, 2010.

Below is a table presenting information regarding the nonaccrual loans at March 31, 2011 and December 31, 2010.

Non-Accrual Loans
	March 31, 2011	December 31, 2011
Construction and land development	$245,200	$137,277
Real estate - mortgage	—	—
Real estate - other	—	—
Commercial and industrial	—	—
Consumer and other	—	—

Total	$245,200	$137,277

Loans are assigned a credit quality grade upon their origination. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The Bank had $2,127,113 and $651,686 in loans classified as Substandard or worse as of March 31, 2011 and December 31, 2010, respectively.

Credit quality grades within the loan portfolio as of March 31, 2011 and December 31, 2010 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans
	March 31, 2011			December 31, 2010
	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Commercial	Commercial Real Estate Construction	Commercial Real Estate
Prime	$280,000	$—	$—	$260,000	$—	$—
Good	—	—	—	—	—	—
Acceptable	—	2,749,166	7,898,416	90,870	2,450,014	3,424,704
Acceptable with care	1,243,475	1,785,427	5,090,822	739,431	1,209,159	5,046,634
Special mention	—	—	1,840,130	—	—	1,851,832
Substandard assets	80,624	128,763	1,773,843	—	137,277	397,972
Doubtful assets	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—

Total	$1,604,099	$4,663,356	$16,603,211	$1,090,301	$3,796,450	$10,721,142

Credit Risk Profile of Residential Loans
	March 31, 2011				December 31, 2010
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction
Prime	$—	$—	$—	$—	$—	$—	$—	$—
Good	93,545	—	—	—	45,808	—	—	—
Acceptable	6,502,333	1,808,664	—	—	5,004,637	1,577,794	—	—
Acceptable with care	577,263	37,500	—	—	580,667	37,500	—	—
Special mention	—	—	—	—	—	—	—	—
Substandard assets	—	116,437	—	—	—	116,437	—	—
Doubtful assets	—	—	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—	—	—

Total	$7,173,141	$1,962,601	$—	$—	$5,631,112	$1,731,731	$—	$—

Credit Risk Profile of Consumer Loans
	March 31, 2011		December 31, 2010
	Consumer - Auto	Consumer - Other	Consumer - Auto	Consumer - Other
Prime	$—	$15,879	$—	$18,722
Good	24,087	—	—	—
Acceptable	60,993	204,332	65,008	204,045
Acceptable with care	27,078	8,974	—	11,228
Special mention	—	—	—	30,946
Substandard assets	—	27,446	—	—
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—

Total	$112,158	$256,631	$65,008	$264,941

Impaired loans totaled $245,200 and $137,277 as of March 31, 2011 and December 31, 2010, respectively, and were represented by loans on non-accrual. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the first quarter of 2011 ending March 31.

Impaired Loans
For the Quarter Ended March 31, 2011
	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized
With no related allowance recorded:
Construction and land development	$245,200	$245,200	$250,291	$—	$—

With an allowance recorded:
Construction and land development	—	—		—	—

Total:
Construction and land development	$245,200	$245,200	$250,291	$—	$—

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of March 31, 2011, the Bank has two loans that qualify as trouble debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of March 31, 2011.

March 31, 2011
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances
Construction and land development	2	$131,047	$131,047
Real estate - mortgage	—	—	—
Real estate - other	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Total	2	$131,047	$131,047

As of March 31, 2011, management was not aware of any additional loans with possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in disclosure of such loans as nonaccrual, past due, or impaired in future periods.

Note 7 - Fair Value Measurements

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks – The carrying amount is a reasonable estimate of fair value due to the short term nature of such items.

Federal Funds Sold – The carrying amount is a reasonable estimate of fair value, as the term for Fed Funds sold is for one day.

Interest-bearing Bank Deposits – Due to the short-term and liquid nature of these deposits, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale – Investment securities held-to-maturity and available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Federal Reserve Bank and Federal Home Loan Bank Stock – The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stock.

Loans Held for Sale – Loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Loans Receivable – For certain categories of loans, such as variable rate loans, which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of impaired loans is estimated based on discounted cash flows or underlying collateral values, where applicable.

Deposits – The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Off-Balance-Sheet Financial Instruments – The carrying amount for loan commitments, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are typically made with variable rates or have short maturities.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$1,869,406	$1,869,406	$539,685	$539,685
Federal funds sold	1,441,390	1,441,390	1,589,151	1,589,151
Interest-bearing bank deposits	11,352,872	11,352,872	16,465,014	16,465,014
Securities available for sale	28,804,375	28,804,375	28,705,311	28,705,311
Federal Reserve Bank and Federal Home Loan Bank stock	550,100	550,100	456,300	456,300
Loans and Loans Held for Sale, net	31,597,675	32,507,497	23,134,086	23,520,480

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	39,659,244	39,659,244	31,927,912	31,927,912
Certificates of deposits	22,463,996	22,587,573	24,759,204	24,901,427

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$7,905,613	$—	$4,341,642	$—

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

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis at March 31, 2011, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents the fair value of assets evaluated on a recurring basis as of March 31, 2011 and December 31, 2010 by level within the hierarchy.

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Mortgage Backed Securities (MBS)	$—	$24,036,020	$—
Collateralized Mortgage Obligations (CMOs)	—	2,924,062	—
Municipal Bonds	—	1,844,293	—

Total	$—	$28,804,375	$—

December 31, 2010
Mortgage Backed Securities (MBS)	$—	$23,933,181	$—
Collateralized Mortgage Obligations (CMOs)	—	2,942,657	—
Municipal Bonds	—	1,829,473	—

Total	$—	$28,705,311	$—

There were no other assets and no liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

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

Impaired Loans

A loan is considered impaired when the full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The following table presents the fair value of assets evaluated on a nonrecurring basis as of March 31, 2011 and December 31, 2010.

	Carrying Value as of	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Loans held for sale	$100,000	$—	$100,000	$—
Impaired Loans	245,200	—	209,937	35,263

Total	$345,200	$—	$309,937	$35,263

December 31, 2010
Loans held for sale	$340,000	$—	$340,000	$—
Impaired Loans	137,277	—	100,000	37,277

Total	$477,277	$—	$440,000	$37,277

There were no other assets and no liabilities measured at fair value as of March 31, 2011 and December 31, 2010 on a non-recurring basis.

Note 8 – Stock Based Compensation

Under the terms of the Company’s Stock Incentive Plan, officers and key employees may be granted both nonqualified and incentive stock options and restricted stock. The Board reserved 161,778 shares of common stock for issuance under the stock incentive plan. To date, there are 96,940 of stock options, net of forfeitures, that have been issued and not exercised, and there are 11,500 shares of restricted stock, net of forfeitures, that have been issued but not vested. As of March 31, 2011, 53,338 shares were available for future issuance.

Stock Options – The following table presents a summary of the stock option activity for the quarter ended March 31, 2011.

	Options	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	71,940	$10.00
Granted	25,000	10.00
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2011	96,940	$10.00

Options Exercisable as of March 31, 2011	14,388	$10.00

The fair value of the 25,000 options granted on February 23, 2011 was estimated using the Black-Scholes-Merton option pricing model with the following assumptions presented below.

Grant date	February 23, 2011
Total number of options granted	25,000
Expected volatility	7.40%
Expected term	7 years
Expected dividend	0.00%
Risk-free rate	3.49%
Grant date fair value	$2.24

Restricted Stock Awards – The following table presents a summary of the restricted stock award activity for the quarter ended March 31, 2011.

	Options	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	5,000	$10.00
Granted	6,500	10.00
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2011	11,500	$10.00

Vested Restricted Stock Awards as of March 31, 2011	—	$—

The market price of the Company’s common stock at the date of grant is used to estimate fair value of restricted stock.

Note 9 – Subsequent Events

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A - Risk Factors and the following:

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

These risks are exacerbated by the volatility and disruption experienced in national and international financial, capital, and credit markets during the last three years. We are unable to predict what effect these uncertain market conditions will continue to have on our Company. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

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

The following discussion describes our results of operations for the three months ended March 31, 2011 and 2010 and also analyzes our financial condition as of March 31, 2011 and December 31, 2010.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2010, as filed in our Annual Report on Form 10-K.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. Valuation allowances are established to reduce deferred tax assets if it is determined to be possible that all or some portion of the potential deferred tax asset will not be realized. The Company believes its loss position may adversely impact its ability to recognize the full benefit of its deferred tax asset. Therefore, the Company currently has placed a valuation allowance for its full deferred tax asset. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, a multitude of new regulatory and governmental actions have been announced beginning in 2008, including the Emergency Economic Stabilization Act (the EESA) approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of market-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

Some of the more recent actions include:

•

On February 10, 2009, the SEC issued its final rule requiring public companies to file their financial statements in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The use of XBRL is intended to make financial information easier for investors to analyze and to assist in automating regulatory filings and business information processing. All filers not already subject to the XBRL reporting requirements will be required to comply with the XBRL reporting requirements for periods ending on or after June 15, 2011.

•

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

¡

Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

¡

Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

¡

Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

¡

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

¡

Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

¡	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

¡	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

¡

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

¡

Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency (the “OCC”), which is currently the primary federal regulator for national banks only, will become the primary federal regulator for federal thrifts. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•

On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”). The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is May 16, 2011.

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

•

In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio to 2.0%. The reserve ratio target is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

•

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

We did not participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”). Although the TLGP expired on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest bearing transaction accounts. This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010, and will continue through December 31, 2012. The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP. Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts and will be funded through general FDIC assessments, not special assessments.

•

The federal banking agencies (the”Agencies”) issued Interagency Appraisal and Evaluation Guidelines (the “Guidelines”) to provide further clarification of the Agencies’ appraisal regulations and supervisory guidance to institutions and examiners about prudent appraisal and evaluation programs. The Guidelines, including their appendices, update and replace existing supervisory guidance documents to reflect developments concerning appraisals and evaluations, as well as changes in appraisal standards and advancements in regulated institutions’ collateral valuation methods. In implementing the Dodd–Frank Act, the Agencies will determine whether future revisions to the Guidelines may be necessary. However, the Agencies are issuing the Guidelines to promote consistency in the application and enforcement of the Agencies’ current appraisal requirements and related supervisory guidance. The Agencies considered the Dodd–Frank Act and other federal statutory and regulatory changes affecting appraisals. The Guidelines are also responsive to the majority of public comments, which confirmed that additional clarification of existing regulatory and supervisory standards would strengthen the real estate collateral valuation and risk management practices across insured depository institutions.

•

The Federal Housing Administration (“FHA”) has approved a waiver of the current audit requirements for FHA direct lenders under $500 million in assets. The audit requirement went into effect in January 2011 and began affecting lenders on March 31, 2011, following a 90-day grace period. The FHA will issue a mortgagee letter with the waiver’s details. It is likely that banks with less than $500 million in assets will be able to submit Call Report data in lieu of an audit. The FHA is expected to require banks to comply with Department of Housing and Urban Development procedures, regardless of the audit waiver.

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

Three months ended March 31, 2011 and 2010

We incurred a net loss of $791,370, or .36 cents per share, for the three months ended March 31, 2011 compared to a net loss of $710,270, or .32 cents per share, for the three months ended March 31, 2010. Interest income was $646,941 and $482,086 for the three months ended March 31, 2011 and 2010, respectively. The increase is attributed to the larger earning asset portfolio maintained by the bank in 2011. Interest expense was $212,751 for the three months ended March 31, 2011, compared to $220,639 for the three months ended March 31, 2010. The decrease is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 2.23% and 2.53%, respectively, for the three months ended March 31, 2011, compared to 1.21% and 1.70%, respectively, for the three months ended March 31, 2010. The Company is achieving higher yields on earning assets and lower costs associated with deposit liabilities.

The loan loss provision, which is dependent on loan growth and non-performing loans, was $318,431 for the three months ended March 31, 2011, compared to $228,457 for the three months ended March 31, 2010. Non-interest income was $17,107 for the three months ended March 31, 2011, compared to $6,441 for the three months ended March 31, 2010. Non-interest expense was $924,236 and $745,345 for the three months ended March 31, 2011 and 2010, respectively. The increase in non-interest expense is in multiple categories, including salaries and benefits, data processing, marketing and business development, and FDIC insurance and regulatory assessments, and is due to the growth of the Company. The largest increases occurred in salaries and benefits and in marketing and business development and were the result of strategic growth initiatives.

Assets and Liabilities

General

Total assets as of March 31, 2011 were $76.6 million, compared to $71.9 million as of December 31, 2010. The increase in assets is due primarily to net loan growth of $8.7 million, which was funded by deposit growth of $5.4 million. At March 31, 2011, total assets consisted principally of $14.7 million in cash and cash equivalents, including interest bearing deposits with other financial institutions, $28.8 million in available-for-sale investment securities and $31.5 million in net loans. Net loans at December 31, 2010 were $22.8 million. The primary source of funding is deposits that are acquired locally. Liabilities at March 31, 2011 totaled $62.5 million, represented almost entirely by retail customer deposits totaling $62.1 million. Liabilities as of December 31, 2010 totaled $57.1 million, including $56.7 million in deposits. At March 31, 2011, shareholders’ equity was $14.1 million, compared to $14.8 million as of December 31, 2010. The reason for the decrease in shareholders’ equity is net losses. Book value per share was $6.41 at March 31, 2011 compared to $6.76 as of December 31, 2010.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. The following table summarizes the composition of our loan portfolio as of March 31, 2011 and December 31, 2010.

	March 31, 2011	Percentage of Total	December 31 2010	Percentage of Total
Construction and land development	$6,625,957	20.47%	$5,528,181	23.72%
Real estate - residential mortgage	7,173,141	22.16	5,631,112	24.17
Real estate - other	16,603,211	51.28	10,721,143	46.01
Commercial and industrial	1,604,099	4.95	1,090,301	4.68
Consumer and other	368,789	1.14	329,949	1.42

Gross loans	32,375,197	100.00%	23,300,686	100.00%
Allowance for loan losses	(751,181)	—	(432,750)	—
Deferred loan fees, net	(126,341)	—	(73,850)	—

Total loans, net	$31,497,675	—	$22,794,086	—

Nonperforming Assets

At March 31, 2011, nonaccrual loans totaled $245,200, related to three lending relationships, compared to $137,277 nonaccrual loans as of December 31, 2010. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at March 31, 2011 and December 31, 2010. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. The nonaccrual loan relationship is considered impaired. There were no charge off or recoveries during the first quarter of 2011. The Bank’s loans classified as Substandard or worse increased during the first quarter of 2011 from $651,686 as of December 31, 2010 to $2,127,113 as of March 31, 2011, primarily due to the downgrade of one loan relationship. As of March 31, 2011, we were not aware of any other loans that were not already considered for impairment or categorized as impaired or on nonaccrual.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $751,181 as of March 31, 2011, or 2.33% of net loans outstanding, compared to $432,750 as of December 31, 2010, or 1.86% of net loans outstanding. Total provision expense for the quarter ended March 31, 2011 was $318,431, compared to $228,457 for the quarter ended March 31, 2010. The increase in provision during 2011 was primarily due to growth in the loan portfolio and additional provision needed for one non-performing loan relationship.

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

Management considers the allowance for loan losses as of March 31, 2011 to be adequate and sufficient.

Deposits

Our primary source of funds for loans and investments is the funds obtained through our customer deposits. At March 31, 2011, we had $62.1 million in deposits, representing an increase of $5.4 million compared from December 31, 2010. The deposits as of March 31, 2011 consisted primarily of $6 million in demand deposit accounts, $22.4 million in certificates of deposit, and $33.7 million of savings and money market accounts. The primary source of funding for our loan portfolio is deposits that are acquired locally. As of March 31, 2011, we have no brokered or wholesale deposits and no borrowings.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest/principal payments received on and maturities of our investments. We plan to meet our future cash needs through the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions or borrow advances from the Federal Home Loan Bank Atlanta. As of March 31, 2011, our primary sources of liquidity included interest-bearing deposits and federal funds sold with financial institutions totaling $14.7 million. The fair value of our available for sale investment portfolio was $28.8 million as of March 31, 2011. Our lines of credit available with correspondent banks total $8.0 million with no outstanding principal or interest on these lines at March 31, 2011 and are unsecured. These lines may be withdrawn at the discretion of the correspondent financial institutions. Our credit availability at the Federal Home Loan Bank is $7.1 million and requires collateralization by eligible investment securities or loans. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2011, we had issued commitments to extend credit of $7.9 million through various types of lending arrangements, compared to $4.3 million as of December 31, 2010. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $14.8 million at December 31, 2010 to $14.1 million at March 31, 2011. The decrease is primarily a result of net loss of $791,370 for the three months ended March 31, 2011 offset by after tax deferred gains in the investment portfolio that increased $48,865 during the three months.

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

The bank exceeded its minimum regulatory capital ratios as of March 31, 2011 and December 31, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at March 31, 2011 and December 31, 2010:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

De novo requirement	8.00%	N/A	N/A

Actual Ratios at March 31, 2011
Coastal Carolina National Bank	18.29%	36.08%	37.34%
Consolidated	19.22%	38.39%	39.65%

Actual Ratios at December 31, 2010
Coastal Carolina National Bank	20.34%	51.23%	52.49%
Consolidated	21.33%	54.38%	55.64%

We believe our capital is sufficient to fund the activities of the bank for a modest period of time as the Company grows. As of March 31, 2011, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, we issued 6,500 shares of restricted common stock to several employees, which vest 50% on the 18 month anniversary of the date of the grant. The remaining 50% of the restricted stock shares vest on the third anniversary of the date of the grant. We did not receive any cash proceeds from the issuance of such shares of restricted common stock. All of the shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as the shares were issued in transactions not involving any public offering or distribution.

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

Coastal Carolina Bancshares, Inc.

Date: May 12, 2011	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn Kinard
Dawn Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.