Form 10-Q
period 2011-06-30
Coastal Carolina Bancshares, Inc.
filed 2011-08-15
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,191,500 shares of common stock, par value $0.01 per share, were outstanding as of August 10, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and non-interest due from banks	$1,623,711	$539,685
Federal funds sold	1,958,490	1,589,151
Interest-bearing bank deposits	10,324,067	16,465,014

Total cash and cash equivalents	13,906,268	18,593,850
Securities available for sale	28,641,686	28,705,311
Federal Reserve Bank stock	417,250	456,300
Federal Home Loan Bank stock	93,800	—
Loans held for sale	—	340,000
Loans receivable	41,417,938	23,300,686
Deferred loan fees, net	(136,801)	(73,850)
Allowance for loan losses	(928,173)	(432,750)

Loans, net	40,352,964	22,794,086
Premises and equipment, net	297,128	333,551
Accrued income and other assets	421,077	663,435

Total assets	$84,130,173	$71,886,533

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$4,105,112	$2,319,623
Interest checking	3,218,918	2,432,715
Money market	36,876,297	27,071,059
Savings	170,424	104,515
Certificates of deposit	25,286,982	24,759,204

Total deposits	69,657,733	56,687,116
Accrued expenses and other liabilities	502,118	428,129

Total liabilities	70,159,851	57,115,245

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,191,500 and 2,185,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	21,915	21,850
Additional paid-in capital	21,766,600	21,667,958
Unearned compensation, nonvested restricted stock	(70,833)	(25,000)
Retained deficit	(7,714,161)	(6,548,688)
Accumulated other comprehensive loss	(33,199)	(344,832)

Total shareholders’ equity	13,970,322	14,771,288

Total liabilities and shareholders’ equity	$84,130,173	$71,886,533

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$506,235	$206,475	$891,546	$373,316
Federal funds sold and interest-bearing bank deposits	19,368	106,548	59,058	228,011
Securities	228,709	211,042	443,804	397,052
Federal Reserve stock dividend	6,311	7,477	13,155	15,248

Total interest income	760,623	531,542	1,407,563	1,013,627
Interest expense
Deposits:
Interest checking	10,572	3,126	19,606	5,682
Money market and savings	107,351	81,299	205,215	179,005
Certificates of deposit < $100,000	30,167	39,375	65,320	76,596
Certificates of deposit ≥ $100,000	65,906	85,782	136,606	168,924
Lines of credit and other borrowings	—	10	—	23

Total interest expense	213,996	209,592	426,747	430,230

Net interest income before provision for loan losses	546,627	321,950	980,816	583,397
Provision for loan losses	176,992	94,000	495,423	322,457

Net interest income after provision for loan losses	369,635	227,950	485,393	260,940
Noninterest income
Service charges on deposits	8,362	2,750	13,482	5,517
ATM, debit, and merchant fees	4,521	1,944	8,111	3,150
Gain on sale of loans	2,024	5,630	8,629	7,267
Gain on sale of investment securities	129,496	114,483	129,496	114,483
Other	2,773	874	4,566	1,704

Total noninterest income	147,176	125,681	164,284	132,121
Noninterest expense
Salaries and employee benefits	538,134	470,831	1,093,639	904,113
Occupancy and equipment	91,514	106,424	185,917	210,973
Data processing	81,761	68,234	159,868	137,372
Professional services	45,544	60,875	100,837	113,884
Marketing and business development	47,335	41,671	98,158	68,321
Shareholder communications	12,073	28,441	21,494	29,818
Corporate insurance	6,964	5,913	12,068	10,974
Postage and supplies	10,710	8,963	20,735	16,291
Telecommunications	5,232	5,643	10,871	10,580
FDIC insurance and regulatory assessments	28,388	28,348	62,577	54,054
Other	23,260	18,493	48,986	32,802

Total noninterest expense	890,915	843,836	1,815,150	1,589,182
Loss before income taxes	(374,104)	(490,205)	(1,165,473)	(1,196,121)
Income taxes	—	—	—	4,356

Net loss	$(374,104)	$(490,205)	$(1,165,473)	$(1,200,477)

Loss per share

Basic and diluted loss per share	$(0.17)	$(0.22)	$(0.53)	$(0.55)

Average shares outstanding	2,191,500	2,186,000	2,189,597	2,186,000

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Unaudited)

				Unearned
			Additional	Compensation Nonvested		Accumulated Other	Total
	Common Stock		Paid-in	Restricted	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity

December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,543)	$(100,826)	$16,941,154
Net Loss	—	—	—	—	(1,200,477)	—	(1,200,477)
Change in unrealized gains and losses on securities	—	—	—	—	—	276,405	276,405

Total comprehensive loss	—	—	—	—	—	—	(924,072)
Restricted Stock	—	—	—	10,000	—	—	10,000
Organizer/founder warrants	—	—	8,244	—	—	—	8,244
Stock-based compensation	—	—	38,412	—	—	—	38,412

June 30, 2010	2,186,000	$21,860	$21,651,430	$(41,111)	$(5,734,020)	$175,579	$16,073,738

December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288
Net Loss	—	—	—	—	(1,165,473)	—	(1,165,473)
Change in unrealized gains and losses on securities	—	—	—	—	—	311,633	311,633

Total comprehensive loss	—	—	—	—	—	—	(853,840)
Restricted Stock	6,500	65	64,935	(65,000)	—	—	—
Organizer/founder warrants	—	—	8,244	—	—	—	8,244
Stock-based compensation	—	—	25,463	19,167	—	—	44,630

June 30, 2011	2,191,500	$21,915	$21,766,600	$(70,833)	$(7,714,161)	$(33,199)	$13,970,322

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(1,165,473)	$(1,200,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	495,423	322,457
Increase in deferred loan fees, net	62,952	20,177
Gains on sale of loans held for sale	(8,629)	(7,267)
Origination of loans held for sale, net	(95,764)	(562,777)
Proceeds from sale of loans held for sale	444,393	245,044
Premium amortization and discount accretion on securities, net	142,947	49,544
Securities gains, net	(129,496)	(114,483)
Depreciation and amortization expense	64,897	96,629
Stock-based compensation expense	52,874	56,656
Increase in accrued interest receivable	(9,876)	(32,488)
Increase in accrued interest payable	(1,620)	(1,346)
Decrease in other assets	52,993	71,479
Increase in other liabilities	75,610	99,018

Net cash used in operating activities	(18,769)	(957,834)

Investing activities
Net change in loans	(18,117,253)	(4,648,159)
Purchases of securities available for sale	(12,033,082)	(17,469,140)
Proceeds from paydowns of securities available for sale	1,521,708	820,226
Proceeds from sales of securities available for sale	11,072,421	9,738,632
Redemption of Federal Reserve Bank stock	39,050	43,700
Purchase of Federal Home Loan Bank stock	(93,800)	—
Net purchases of premises and equipment	(28,474)	(28,604)

Net cash used in investing activities	(17,639,430)	(11,543,345)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	12,442,839	582,274
Net increase in certificates of deposit	527,778	2,310,785

Net cash provided by financing activities	12,970,617	2,893,059

Net decrease in cash and cash equivalents	(4,687,582)	(9,608,120)

Cash and cash equivalents, beginning of period	18,593,850	32,257,711

Cash and cash equivalents, end of period	$13,906,268	$22,649,591

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$428,367	$431,577
Non-cash items:
Unrealized gains (losses) on securities available for sale (net of tax expense of $199,241 and $172,236 for 2011 and 2010, respectively)	311,633	276,405

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2011

Note 1 - Business and Basis of Presentation

Organization - Coastal Carolina National Bank (the “Bank”) received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received those approvals from the OCC and the FDIC, the Company filed an application with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and the Company received that approval on November 21, 2008.

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission (the “SEC”).

Note 2 - Summary of Significant Accounting Policies

A summary of these policies is included in our Form 10-K filed with the SEC for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the SEC. It is uncertain whether Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) that do not require adoption until a future date will have a material impact on the Company’s consolidated financial statements upon adoption.

Statement of Cash Flow - For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the six months ended June 30, 2011 and 2010 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss to common shareholders	$(374,104)	$(490,205)	$(1,165,473)	$(1,200,477)

Weighted-average number of common shares outstanding	2,191,500	2,186,000	2,189,597	2,186,000

Net loss per share	$(0.17)	$(0.22)	$(0.53)	$(0.55)

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

The change in the components of other comprehensive income and related tax effects are as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Change in unrealized gains on securities available-for-sale	$430,767	$368,416	$510,874	$448,641
Net Change in Deferred tax on unrealized gains on securities available-for-sale	(167,999)	(130,799)	(199,241)	(172,236)

Net-of-tax amount	$262,768	$237,617	$311,633	$276,405

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

•

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

•

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

•

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity. The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. The Company does not expect the amendment to have any impact on the Company’s financial condition, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Cash and Cash Equivalents

As of June 30, 2011, cash and due from banks of $1.6 million is represented by cash on hand and noninterest-bearing deposits with other banks. Interest-bearing deposits in other banks were $12.3 million at June 30, 2011, and included $1.9 million in CDs invested at other banks that carry a weighted average rate of 1.80% with maturities less than 12 months. Also included is $4.2 million at the Federal Reserve and $4.2 million in money market deposit accounts. Additionally, as of June 30, 2011, the Bank had $2 million in federal funds sold. These balances allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 5 - Securities

At June 30, 2011 and December 31, 2010, the Bank’s securities consisted of city and county issued municipal bonds, mortgage-backed securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA), and collateralized mortgage obligations issued by the Government National Mortgage Association (GNMA), summarized as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,956,084	$5,258	$(22,271)	$1,939,071
Collateralized mortgage obligations (CMOs)	2,932,054	5,616	(3,997)	2,933,673
Mortgage-backed securities (MBSs)	23,807,973	54,910	(93,941)	23,768,942

Total securities	$28,696,111	$65,784	$(120,209)	$28,641,686

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,961,248	$—	$(131,775)	$1,829,473
Collateralized mortgage obligations (CMOs)	3,024,821	—	(82,164)	2,942,657
Mortgage-backed securities (MBSs)	24,284,541	9,615	(360,975)	23,933,181

Total securities	$29,270,610	$9,615	$(574,914)	$28,705,311

The unrealized losses at June 30, 2011 and December 31, 2010 are shown in the following table:

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal Bonds	$1,298,153	$(22,271)	$—	$—	$1,298,153	$(22,271)
Collateralized mortgage obligations (CMOs)	979,683	(3,997)	—	—	979,683	(3,997)
Mortgage-backed securities (MBSs)	15,421,501	(93,941)	—	—	15,421,501	(93,941)

Total temporarily impaired securities	$17,699,337	$(120,209)	$—	$—	$17,699,337	$(120,209)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal Bonds	$1,829,473	$(131,775)	$—	$—	$1,829,473	$(131,775)
Collateralized mortgage obligations (CMOs)	2,942,657	(82,164)	—	—	2,942,657	(82,164)
Mortgage-backed securities (MBSs)	20,467,363	(360,975)	—	—	20,467,363	(360,975)

Total temporarily impaired securities	$25,239,493	$(574,914)	$—	$—	$25,239,493	$(574,914)

The contractual maturity distribution and yields of the Bank’s securities portfolio at June 30, 2011 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities
	Available For Sale
	Amortized	Estimated
	Cost	Fair Value

Due after one year but within five years	$—	$—
Due after five years but within ten years	1,849,798	1,854,505
Due after ten years	26,846,313	26,787,181

Total (1)	$28,696,111	$28,641,686

(1)	Maturities estimated based on average life of security.

The Bank also owned Federal Reserve Bank (FRB) stock with a cost of $417,250 at June 30, 2011 and $456,300 at December 31, 2010. The yield at both periods was 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity decreases due to losses, the amount of FRB stock may also decrease quarterly. During the first quarter of 2011, the bank became a member of the Federal Home Loan Bank (FHLB), Atlanta, Georgia, and purchased FHLB stock. At June 30, 2011, the Bank owned $93,800 in FHLB stock.

Securities with an amortized cost of $7,172,444 at June 30, 2011 and $5,021,219 at December 31, 2010, were pledged to secure public deposits. During the six months ended June 30, 2011, the Bank sold ten mortgage backed securities with amortized costs of $11 million and purchased eight mortgage backed securities with an amortized cost of $12 million. The securities sold and purchased were mortgage backed securities backed by U.S. Government Agencies.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the six month period ended June 30, 2011. At June 30, 2011, there were no investment securities considered to be other than temporarily impaired. The municipal bonds have been evaluated and are considered to be in a temporary loss position. The Bank’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

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

The first step in the process is to assign a credit risk grade to each loan in the portfolio based on one common set of parameters that include items such as cash flow coverage ratios, debt-to-worth ratio, liquidity of the borrower, net worth, experience of the borrower, and other factors. The general pool of performing loans is then segmented into categories based on FFIEC call codes, which represent different loan types such as commercial loans, construction loans, consumer loans, and so on. The loss history of each loan type is measured and includes actual history experienced by the bank and the loss experiences of peer banks. The loss history results in a factor that is applied to each loan pool. Additionally, other factors are applied to represent known or expected changes to the loan portfolio resulting from economic and industry developments, the depth and knowledge of management, changes in policies and practices, and more. These environmental factors require judgment and estimates, and the eventual outcomes may differ from the estimates. The combined factors are applied to each loan category and result in the necessary allowance for the general performing loan pool.

The bank evaluates non-performing loans, loans with credit risk grades of Special Mention, Substandard, Doubtful, or worse, past due loans, loans on non-accrual, and any restructured loans separately to determine if the loan is impaired. Impaired loans and non-performing loans can require higher loan loss reserves. If a loan is individually evaluated and identified as impaired, it is measured by using either the fair value of the collateral less costs to sell, present value of expected future cash flows discounted at the loans effective interest rate, or observable market price of the loan. Management chooses a method on a loan-by-loan basis depending on which information is available. Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from the estimates.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at June 30, 2011 and December 31, 2010. Deferred loans fees of $136,801 and $73,850 as of June 30, 2011 and December 31, 2010, respectively, are not included in the allowance for loan losses calculation.

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Through June 30, 2011
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	30,532	59,267	283,563	65,515	12,274	44,272	495,423

Ending Balance	$122,797	$138,315	$468,625	$80,496	$14,386	$103,554	$928,173

Ending Balances:
Individually evaluated for impairment	$8,434	$—	$—	$—	$—		$8,434

Collectively evaluated for impairment	$114,363	$138,315	$468,625	$80,496	$14,386	$103,554	$919,739

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance - total	$7,424,375	$14,092,648	$14,558,956	$4,183,110	$1,158,849		$41,417,938

Ending Balances:
Individually evaluated for impairment	$243,528	$—	$—	$—	$—		$243,528

Collectively evaluated for impairment	$7,180,847	$14,092,648	$14,558,956	$4,183,110	$1,158,849		$41,174,410

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2010
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$42,442	$7,317	$80,054	$14,206	$826	$—	$144,845
Charge-offs	—	—	(197,797)	—	(30)	—	(197,827)
Recoveries	—	—	—	—	30	—	30
Provisions	49,823	71,731	302,805	775	1,286	59,282	485,702

Ending Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750

Ending Balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance - total	$5,528,181	$5,631,112	$10,721,143	$1,090,301	$329,949		$23,300,686

Ending Balances:
Individually evaluated for impairment	$137,277	$—	$—	$—	$—		$137,277

Collectively evaluated for impairment	$5,390,904	$5,631,112	$10,721,143	$1,090,301	$329,949		$23,163,409

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of June 30, 2011, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

Generally, the first indication of the non-performance of a loan is a missed payment. Thus, one of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of June 30, 2011, loans past due totaled $181,160, of which $153,714 was past due greater than 90 days. As of December 31, 2010, loans past due totaled $253,714, of which $137,277 was past due greater than 90 days.

Below is a table that presents the past due status of loans receivable as of June 30, 2011 and December 31, 2010.

June 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$—	$—	$153,714	$7,325,973	$7,479,687	$—
Real estate - mortgage	—	—	—	8,585,179	8,585,179	—
Real estate - other	—	—	—	20,805,973	20,805,973	—
Commercial and industrial	—	—	—	4,207,559	4,207,559	—
Consumer and other	—	27,446	—	312,094	339,540	—

Total	$—	$27,446	$153,714	$41,236,778	$41,417,938	$—

December 31,2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$116,437	$—	$137,277	$5,274,467	$5,528,181	$—
Real estate - mortgage	—	—	—	5,631,112	5,631,112	—
Real estate - other	—	—	—	10,721,143	10,721,143	—
Commercial and industrial	—	—	—	1,090,301	1,090,301	—
Consumer and other	—	—	—	329,949	329,949	—

Total	$116,437	$—	$137,277	$23,046,972	$23,300,686	$—

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

Below is a table presenting information regarding nonaccrual loans at June 30, 2011 and December 31, 2010.

Non-Accrual Loans
	June 30,	December 31,
	2011	2010
Construction and land development	$243,528	$137,277
Real estate - mortgage	—	—
Real estate - other	—	—
Commercial and industrial	—	—
Consumer and other	—	—

Total	$243,528	$137,277

At June 30, 2011, the bank had three loans totaling $243,528 in non-accrual status. At December 31, 2010, the Bank had two loans in non-accrual status totaling $137,277. The Bank did not have any loans past due 90 days and still accruing as of June 30, 2011 and December 31, 2010.

Loans are assigned a credit risk grade upon their origination. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The Bank had $2,163,979 and $651,686 in loans classified as Substandard or worse as of June 30, 2011 and December 31, 2010, respectively.

General definitions for each credit risk level are as follows:

•	Prime credits present little to no risk as they are secured by cash and/or the borrowers have unquestionable strength with access to liquidity.

•

Good credits have average risk. Borrowers have sound primary and secondary repayment sources, strong debt capacity and coverage, and substantial liquidity and net worth. Commercial borrowers in this category work within industries exhibiting strong trends and the company exhibits favorable profitability, liquidity, and leverage trends with good management in key positions.

•

Acceptable credits are those that perform relatively close to expectations with adequate evidence the borrower is generating adequate cash flows to service the debt. Borrowers have good debt coverage and capacity, average liquidity and net worth, and operate in industries the exhibit good trends.

•

Acceptable with care credits may be borrowers who exhibit a limited asset base and liquidity, have debt capacity that is limited, or may be a start up venture that is dependent on guarantor strength. These borrowers have elements of risk the Bank chooses to closely monitor.

•

Special mention credits have a potential weakness that deserves close attention. If left uncorrected, these potential weaknesses may result in deterioration. Credits in this category are formally monitored on a recurring basis.

•

Substandard credits are inadequately protected by the worth and paying capacity of the borrower or of the collateral pledged. These credits exhibit a well-defined weakness that may jeopardize the liquidation of the debt. There is a possibility these credits may result in losses if the observed weakness is not corrected.

•	Doubtful credits have all the weaknesses of a substandard credit with the added characteristic that the weakness makes collection or liquidation in full improbable.

•

Loss assets are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Losses should be taken in the period in which they surface as uncollectible.

Credit risk grades within the loan portfolio as of June 30, 2011 and December 31, 2010 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

	Credit Risk Profile of Commercial Loans
	June 30, 2011			December 31, 2010
	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Commercial	Commercial Real Estate Construction	Commercial Real Estate
Prime	$280,000	$—	$—	$260,000	$—	$—
Good	—	—	—	—	—	—
Acceptable	2,045,000	2,410,868	9,668,224	90,870	2,450,014	3,424,704
Acceptable with care	1,745,089	2,879,629	6,795,165	739,431	1,209,159	5,046,634
Special mention	—	—	2,587,049	—	—	1,851,832
Substandard assets	137,470	127,091	1,755,535	—	137,277	397,972
Doubtful assets	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—

Total	$4,207,559	$5,417,588	$20,805,973	$1,090,301	$3,796,450	$10,721,142

Credit Risk Profile of Residential Loans
	June 30, 2011				December 31, 2010
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction
Prime	$—	$—	$—	$—	$—	$—	$—	$—
Good	84,733	—	—	—	45,808	—	—	—
Acceptable	7,876,568	1,945,663	—	—	5,004,637	1,577,794	—	—
Acceptable with care	437,407	—	—	—	580,667	37,500	—	—
Special mention	186,470	—	—	—	—	—	—	—
Substandard assets	—	116,437	—	—	—	116,437	—	—
Doubtful assets	—	—	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—	—	—

Total	$8,585,178	$2,062,100	$—	$—	$5,631,112	$1,731,731	$—	$—

Credit Risk Profile of Consumer Loans
	June 30, 2011		December 31, 2010
	Consumer - Auto	Consumer - Other	Consumer - Auto	Consumer - Other
Prime	$13,007	$—	$—	$18,722
Good	22,338	—	—	—
Acceptable	46,702	206,107	65,008	204,045
Acceptable with care	7,964	—	—	11,228
Special mention	15,976	—	—	30,946
Substandard assets	—	27,446	—	—
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—

Total	$105,987	$233,553	$65,008	$264,941

Impaired loans totaled $243,528 and $137,277 as of June 30, 2011 and December 31, 2010, respectively, and were represented by loans on non-accrual. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the second quarter of 2011 ending June 30.

Impaired Loans
For the Quarter Ended June 30, 2011
	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized
With no related allowance recorded:
Construction and land development	$89,814	$89,814	$92,887	$—	$—

With an allowance recorded:
Construction and land development	153,714	153,714	153,771	8,434	—

Total:
Construction and land development	$243,528	$243,528	$246,658	$8,434	$—

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of June 30, 2011, the Bank has two loans that qualify as trouble debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of June 30, 2011.

June 30, 2011
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances
Construction and land development	2	$137,277	$127,091
Real estate - mortgage	—	—	—
Real estate - other	—	—	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Total	2	$137,277	$127,091

As of June 30, 2011, management was not aware of any additional loans that were not already considered for impairment or categorized as impaired or on non-accrual.

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

Securities Available for Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$1,623,711	$1,623,711	$539,685	$539,685
Federal funds sold	1,958,490	1,958,490	1,589,151	1,589,151
Interest-bearing bank deposits	10,324,067	10,324,067	16,465,014	16,465,014
Securities available for sale	28,641,686	28,641,686	28,705,311	28,705,311
Federal Reserve Bank and Federal Home Loan Bank stock	511,050	511,050	456,300	456,300
Loans and Loans Held for Sale, net	40,352,964	41,001,242	23,134,086	23,520,480

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	44,370,751	44,370,751	31,927,912	31,927,912
Certificates of deposits	25,286,982	25,394,785	24,759,204	24,901,427

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$7,665,811	$—	$4,341,642	$—

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

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis at June 30, 2011, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents the fair value of assets evaluated on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the hierarchy.

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Mortgage Backed Securities (MBS)	$—	$23,768,942	$—
Collateralized Mortgage Obligations (CMOs)	—	2,933,673	—
Municipal Bonds	—	1,939,071	—

Total	$—	$28,641,686	$—

December 31, 2010
Mortgage Backed Securities (MBS)	$—	$23,933,181	$—
Collateralized Mortgage Obligations (CMOs)	—	2,942,657	—
Municipal Bonds	—	1,829,473	—

Total	$—	$28,705,311	$—

There were no other assets and no liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

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

The following table presents the fair value of assets evaluated on a nonrecurring basis as of June 30, 2011 and December 31, 2010.

	Carrying Value as of	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Loans held for sale	$—	$—	$—	$—
Impaired Loans	243,528	—	206,251	37,277

Total	$243,528	$—	$206,251	$37,277

December 31, 2010
Loans held for sale	$340,000	$—	$340,000	$—
Impaired Loans	137,277	—	100,000	37,277

Total	$477,277	$—	$440,000	$37,277

There were no other assets and no liabilities measured at fair value as of June 30, 2011 and December 31, 2010 on a non-recurring basis.

Note 8 - Subsequent Events

In preparing these consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the consolidated financial statements or disclosed in the notes to the consolidated financial statements.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2011 and 2010 and also analyzes our financial condition as of June 30, 2011 and December 31, 2010.

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

Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, a multitude of new regulatory and governmental actions have been announced beginning in 2008, including the Emergency Economic Stabilization Act (the EESA) approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009, among others.

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

¡

Eliminate the Office of Thrift Supervision (“OTS”) July 21, 2011. The Office of the Comptroller of the Currency (“OCC”), which is the primary federal regulator for national banks, now has become the primary federal regulator for federal thrifts. In addition, the Federal Reserve now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS.

•

The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”) initiated a substantial platform for changes in rules and regulations for banks. The Act was passed over one year ago and new requirements continue to be issued. These new requirements are anticipated to continue over the next twelve months and the impact to our operations remain unclear. Summarized below are some highlights of recent developments related to the Dodd–Frank Act.

¡

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

¡

We did not participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”). Although the TAGP expired on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest bearing transaction accounts. This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010, and will continue through December 31, 2012. The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP. Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts and will be funded through general FDIC assessments, not special assessments.

¡

On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”). IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

¡	On April 4, 2011, the FRB issued a Final Rule amending the Truth in Lending Act by increasing the threshold for exempt consumer credit transactions from $25,000 to $50,000, effective July 21, 2011.

¡

On April 19, 2011, the FRB issued a Notice of Proposed Rulemaking that would amend Regulation Z, Truth in Lending, to expand the scope of the ability-to-repay requirement to cover any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan). In addition, the proposal would establish standards for complying with the ability-to-repay requirement, including by making a “qualified mortgage.” The proposal also implements limits on prepayment penalties. Finally, the proposal would require creditors to retain evidence of compliance with this rule for three years after a loan is consummated.

¡

In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debt card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions is October 1, 2011. The results of these final rules may impact our interchange income from debit card transactions in the future.

¡

Under a provision of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), insured depository institutions (“IDIs”) may pay interest on demand deposit accounts starting July 21, 2011. Under another section of the Dodd-Frank Act, the FDIC provides unlimited deposit insurance for noninterest-bearing transaction accounts through December 31, 2012. The Letter reminds IDIs that if on or after July 21, 2011, an IDI modifies the terms of a demand deposit account so that the account may pay interest, the IDI must notify affected customers that the account no longer will be eligible for unlimited deposit insurance coverage as a noninterest-bearing transaction account.

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

•

In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC bought an additional $600 billion of longer-term U.S. Treasury securities through mid-2011 and may continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•

The federal banking agencies (the “Agencies”) issued Interagency Appraisal and Evaluation Guidelines (the “Guidelines”) to provide further clarification of the Agencies’ appraisal regulations and supervisory guidance to institutions and examiners about prudent appraisal and evaluation programs. The Guidelines, including their appendices, update and replace existing supervisory guidance documents to reflect developments concerning appraisals and evaluations, as well as changes in appraisal standards and advancements in regulated institutions’ collateral valuation methods. In implementing the Dodd–Frank Act, the Agencies will determine whether future revisions to the Guidelines may be necessary. However, the Agencies are issuing the Guidelines to promote consistency in the application and enforcement of the Agencies’ current appraisal requirements and related supervisory guidance. The Agencies considered the Dodd–Frank Act and other federal statutory and regulatory changes affecting appraisals. The Guidelines are also responsive to the majority of public comments, which confirmed that additional clarification of existing regulatory and supervisory standards would strengthen the real estate collateral valuation and risk management practices across insured depository institutions.

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

•

On May 25, 2011, the SEC issued Release No. 34-64545, Implementation of the Whistleblower Provisions of Section 21F of the Securities Exchange Act of 1934. The Dodd–Frank Act established a whistleblower program that requires the SEC to pay an award, under regulations prescribed by the SEC and subject to certain limitations, to eligible whistleblowers who voluntarily provide the SEC with original information about a violation of the federal securities laws that leads to the successful enforcement of a covered judicial or administrative action, or a related action. The Dodd-Frank Act also prohibits retaliation by employers against individuals who provide the Commission with information about possible securities violations. The proposed rule specifically requires the SEC to pay awards, subject to certain limitations and conditions, to whistleblowers who voluntarily provide the SEC with original information about a violation of the securities laws that leads to the successful enforcement of an action brought by the SEC that results in monetary sanctions exceeding $1,000,000.

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

Three months ended June 30, 2011 and 2010

We incurred a net loss of $374,104, or .17 cents per share, for the three months ended June 30, 2011 compared to a net loss of $490,205, or .22 cents per share, for the three months ended June 30, 2010. Interest income was $760,623 and $531,542 for the three months ended June 30, 2011 and 2010, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2011. Interest income for the three months ended June 30, 2011 was comprised of $506,235 earned on loans, $235,020 earned on investment securities, and $19,638 earned on fed funds sold and interest bearing bank deposits. Interest expense was $213,996 for the three months ended June 30, 2011, compared to $209,592 for the three months ended June 30, 2010. The small increase in interest expense is attributed to a larger deposit portfolio offset by a reduction in deposit rates. Our net interest spread and net interest margin were 2.48% and 2.79% respectively, for the three months ended June 30, 2011, compared to 1.58% and 2.07% respectively, for the three months ended June 30, 2010. The Company is achieving higher yields on earning assets due to loan growth, as lower yielding liquidity is redeployed into higher yielding loans. The Company is also achieving lower costs associated with deposit liabilities.

The loan loss provision, which is dependent on loan growth and non-performing loans, was $176,992 for the three months ended June 30, 2011, compared to $94,000 for the three months ended June 30, 2010. The increase in loan loss provision is attributed to higher loan growth experienced in 2011. Non-interest income was $147,176 for the three months ended June 30, 2011, of which $129,496 came from gains on the sale of investment securities. For the three months ended June 30, 2010, non-interest income was $125,681, of which $114,483 came from gains on the sale of investment securities. Non-interest expense was $890,915 and $843,836 for the three months ended June 30, 2011 and 2010, respectively. The increase in non-interest expense is primarily in salaries and benefits and data processing due to the growth of the Company, offset by decreases in professional services and occupancy and equipment expense.

Six months ended June 30, 2011 and 2010

We incurred a net loss of $1,165,473, or .53 cents per share, for the six months ended June 30, 2011 compared to a net loss of $1,200,477, or .55 cents per share, for the six months ended June 30, 2010. Interest income was $1,407,563 and $1,013,627 for the six months ended June 30, 2011 and 2010, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2011. Interest income for the six months ended June 30, 2011 was comprised of $891,546 earned on loans, $456,929 earned on investment securities, and $59,058 earned on fed funds sold and interest bearing bank deposits. Interest expense was $426,747 for the six months ended June 30, 2011, compared to $430,230 for the six months ended June 30, 2010. The decrease in interest expense is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 2.28% and 2.61%, respectively, for the six months ended June 30, 2011, compared to 1.37% and 1.88% respectively, for the six months ended June 30, 2010. The Company is achieving higher yields on earning assets due to loan growth, as lower yielding liquidity is redeployed into higher yielding loans. The Company is also achieving lower costs associated with deposit liabilities.

The loan loss provision, which is dependent on loan growth and non-performing loans, was $495,423 for the six months ended June 30, 2011, compared to $322,457 for the six months ended June 30, 2010. The increase in loan loss provision is attributed to higher loan growth experienced in 2011. Non-interest income was $164,284 for the six months ended June 30, 2011, compared to $132,121 for the six months ended June 30, 2010. Non-interest expense was $1,815,150 and $1,589,182 for the six months ended June 30, 2011 and 2010, respectively. The increase in non-interest expense is in multiple categories, including salaries and benefits, data processing, marketing and business development, and FDIC insurance and regulatory assessments, and is due to the growth of the Company. The largest increases occurred in salaries and benefits and in marketing and business development and were the result of the addition of two lending positions and an underwriting position to support the strategic growth initiatives.

Assets and Liabilities

General

Total assets as of June 30, 2011 were $84.1 million, representing an increase of $12.2 million, or 17%, compared to $71.9 million as of December 31, 2010. The increase in assets is due primarily to net loan growth of $17.6 million, which was funded primarily by deposit growth of $13.0 million. At June 30, 2011, total assets consisted principally of $13.9 million in cash and cash equivalents, including interest bearing deposits with other financial institutions, $28.6 million in available-for-sale investment securities and $40.4 million in net loans. Net loans at December 31, 2010 were $22.8 million. The primary source of funding is deposits that are acquired locally. Liabilities at June 30, 2011 totaled $70.2 million, represented almost entirely by retail customer deposits totaling $69.7 million. Liabilities as of December 31, 2010 totaled $57.1 million, including $56.7 million in deposits. At June 30, 2011, shareholders’ equity was $14.0 million, compared to $14.8 million as of December 31, 2010. The reason for the decrease in shareholders’ equity is net losses. Book value per share was $6.37 at June 30, 2011 compared to $6.76 as of December 31, 2010.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. Net loans have increased $17.6 million, or 77%, during the six months ended June 30, 2011, primarily in the category of Real Estate – Other. The following table summarizes the composition of our loan portfolio as of June 30, 2011 and December 31, 2010.

	June 30, 2011	Percentage of Total	December 31 2010	Percentage of Total
Construction and land development	$7,479,687	18.06%	$5,528,181	23.72%
Real estate - residential mortgage	8,585,179	20.73	5,631,112	24.17
Real estate - other	20,805,973	50.23	10,721,143	46.01
Commercial and industrial	4,207,559	10.16	1,090,301	4.68
Consumer and other	339,540	0.82	329,949	1.42

Gross loans	41,417,938	100.00%	23,300,686	100.00%
Allowance for loan losses	(928,173)	—	(432,750)	—
Deferred loan fees, net	(136,801)	—	(73,850)	—

Total loans, net	$40,352,964	—	$22,794,086	—

Classified Loans

Classified loans are performing loans with elevated levels of credit risk. These loans are assigned credit risk grades of substandard or worse. The Bank’s classified loans increased during the first six months of 2011 from $651,686 as of December 31, 2010 to $2,163,979 as of June 30, 2011, primarily due to the downgrade of one loan relationship.

Nonperforming Loans

At June 30, 2011, nonaccrual loans totaled $243,528, related to three lending relationships, compared to $137,277 nonaccrual loans as of December 31, 2010. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at June 30, 2011 and December 31, 2010. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. The nonaccrual loan relationship is considered impaired.

As of June 30, 2011, we were not aware of any other loans that were not already considered for impairment or categorized as impaired or on nonaccrual.

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

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $928,173 as of June 30, 2011, or 2.24% of gross loans outstanding, compared to $432,750 as of December 31, 2010, or 1.86% of gross loans outstanding. Total provision expense for the six months ended June 30, 2011 was $495,423, compared to $322,457 for the six months ended June 30, 2010. The increase in provision during 2011 was primarily due to growth in the loan portfolio and additional provision needed for classified and nonperforming loan relationships.

There were no charge offs or recoveries during the first six months of 2011.

Management considers the allowance for loan losses as of June 30, 2011 to be adequate and sufficient.

Deposits

Our primary source of funds for loans and investments is the funds obtained through our customer deposits. At June 30, 2011, we had $69.7 million in deposits, representing an increase of $13 million compared from December 31, 2010. The deposits as of June 30, 2011 consisted primarily of $7.3 million in demand deposit accounts, $25.3 million in certificates of deposit, and $37 million of savings and money market accounts. The primary source of funding for our loan portfolio is deposits that are acquired locally. As of June 30, 2011, we have no brokered or wholesale deposits and no borrowings.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest/principal payments received on and maturities of our investments. We plan to meet our future cash needs through the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions or borrow advances from the Federal Home Loan Bank Atlanta. As of June 30, 2011, our primary sources of liquidity included interest-bearing deposits and federal funds sold with financial institutions totaling $13.9 million. The fair value of our available for sale investment portfolio was $28.6 million as of June 30, 2011. Our lines of credit available with correspondent banks total $8.0 million with no outstanding principal or interest on these lines at June 30, 2011 and are unsecured. These lines may be withdrawn at the discretion of the correspondent financial institutions. Our credit availability at the Federal Home Loan Bank is $7.1 million and requires collateralization by eligible investment securities or loans. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2011, we had issued commitments to extend credit of $7.7 million through various types of lending arrangements, compared to $4.3 million as of December 31, 2010. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $14.8 million at December 31, 2010 to $14 million at June 30, 2011. The decrease is primarily a result of net loss of $1.2 for the six months ended June 30, 2011 offset by after tax deferred gains in the investment portfolio that increased $311,633 during the six month period.

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

In approving the bank’s application for deposit insurance, the FDIC required that the bank maintain a leverage ratio of at least 8% during the bank’s “de novo” period. In addition, the business plan submitted as part of our application with the OCC to obtain a national bank charter calls for the Bank to maintain a Tier 1 risked-based capital ratio of at least 8% and a total risk-based capital ratio of 12% during the Bank’s “de novo” period.”

The bank exceeded its minimum regulatory capital ratios as of June 30, 2011 and December 31, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at June 30, 2011 and December 31, 2010:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

Actual Ratios at June 30, 2011
Coastal Carolina National Bank	16.78%	29.43%	30.69%
Consolidated	17.65%	31.31%	32.57%

Actual Ratios at December 31, 2010
Coastal Carolina National Bank	20.34%	51.23%	52.49%
Consolidated	21.33%	54.38%	55.64%

We believe our capital is sufficient to fund the activities of the bank for a modest period of time as the Company grows. As of June 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2011. There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved.]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: August 15, 2011	By:	/s/ Michael D. Owens
Michael D. Owens
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn Kinard
Dawn Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	Interactive Data File.