Form 10-Q
period 2011-09-30
Coastal Carolina Bancshares, Inc.
filed 2011-11-14
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,191,500 shares of common stock, par value $0.01 per share, were outstanding as of November 4, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash and non-interest due from banks	$877,120	$539,685
Federal funds sold	519,342	1,589,151
Interest-bearing bank deposits	11,007,800	16,465,014

Total cash and cash equivalents	12,404,262	18,593,850
Securities available for sale	31,977,688	28,705,311
Federal Reserve Bank stock	417,250	456,300
Federal Home Loan Bank stock	93,800	—
Loans held for sale	—	340,000
Loans receivable	47,711,459	23,300,686
Deferred loan fees, net	(136,794)	(73,850)
Allowance for loan losses	(989,647)	(432,750)

Loans, net	46,585,018	22,794,086
Premises and equipment, net	272,070	333,551
Accrued income and other assets	431,252	663,435

Total assets	$92,181,340	$71,886,533

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$4,792,796	$2,319,623
Interest checking	3,905,379	2,432,715
Money market	38,256,442	27,071,059
Savings	308,351	104,515
Certificates of deposit	29,825,941	24,759,204

Total deposits	77,088,909	56,687,116
Accrued expenses and other liabilities	771,327	428,129

Total liabilities	77,860,236	57,115,245

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,191,500 and 2,185,000 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	21,915	21,850
Additional paid-in capital	21,782,284	21,667,958
Unearned compensation, nonvested restricted stock	(58,542)	(25,000)
Retained deficit	(7,755,345)	(6,548,688)
Accumulated other comprehensive income (loss)	330,792	(344,832)

Total shareholders’ equity	14,321,104	14,771,288

Total liabilities and shareholders’ equity	$92,181,340	$71,886,533

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$628,778	$276,015	$1,520,323	$649,331
Federal funds sold and interest-bearing bank deposits	16,715	82,769	75,773	310,780
Securities	224,712	197,544	668,517	594,597
Federal Reserve & Federal Home Loan stock dividend	6,671	7,384	19,827	22,631

Total interest income	876,876	563,712	2,284,440	1,577,339
Interest expense
Deposits:
Interest checking	11,032	5,984	30,638	11,666
Money market and savings	87,534	86,417	292,749	265,422
Certificates of deposit < $100,000	34,561	38,879	99,881	115,475
Certificates of deposit > $100,000	72,770	87,509	209,376	256,433
Lines of credit and other borrowings	—	—	—	23

Total interest expense	205,897	218,789	632,644	649,019

Net interest income before provision for loan losses	670,979	344,923	1,651,796	928,320
Provision for loan losses	61,474	85,054	556,897	407,511

Net interest income after provision for loan losses	609,505	259,869	1,094,899	520,809
Noninterest income
Service charges on deposits	13,194	1,891	26,676	7,408
ATM, debit, and merchant fees	5,196	2,267	13,306	5,418
Gain on sale of loans	—	15,059	8,629	22,327
Gain on sale of investment securities	168,089	249,795	297,585	364,278
Other	11,173	2,336	15,739	4,038

Total noninterest income	197,652	271,348	361,935	403,469
Noninterest expense
Salaries and employee benefits	520,125	476,618	1,613,764	1,380,731
Occupancy and equipment	85,262	95,726	271,179	306,699
Data processing	86,652	72,946	246,520	210,318
Professional services	41,116	80,510	141,953	194,394
Marketing and business development	37,058	20,755	135,216	89,076
Shareholder communications	9,653	1,144	31,148	30,962
Corporate insurance	6,911	6,675	18,978	17,649
Postage and supplies	10,544	10,657	31,279	26,948
Telecommunications	5,189	5,029	16,061	15,609
FDIC insurance and regulatory assessments	26,406	30,577	88,982	84,631
Other	19,424	16,922	68,411	49,724

Total noninterest expense	848,340	817,559	2,663,491	2,406,741
Loss before income taxes	(41,183)	(286,342)	(1,206,657)	(1,482,463)
Income taxes	—	—	—	4,356

Net loss	$(41,183)	$(286,342)	$(1,206,657)	$(1,486,819)

Loss per share
Basic and diluted loss per share	$(0.02)	$(0.13)	$(0.55)	$(0.68)

Average shares outstanding	2,191,500	2,185,674	2,190,238	2,185,890

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

(Unaudited)

			Additional Paid-in Capital	Unearned Compensation Nonvested Restricted Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,543)	$(100,826)	$16,941,154
Net Loss	—	—	—	—	(1,486,819)	—	(1,486,819)
Change in unrealized gains and losses on securities	—	—	—	—	—	143,897	143,897

Total comprehensive loss	—	—	—	—	—	—	(1,342,922)
Restricted Stock	—	—	—	11,944	—	—	11,944
Organizer/founder warrants	—	—	12,366	—	—	—	12,366
Stock-based compensation	(1,000)	(10)	47,182	—	—	—	47,172

September 30, 2010	2,185,000	$21,850	$21,664,322	$(39,167)	$(6,020,362)	$43,071	$15,669,714

December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288
Net Loss	—	—	—	—	(1,206,657)	—	(1,206,657)
Change in unrealized gains and losses on securities	—	—	—	—	—	675,624	675,624

Total comprehensive loss	—	—	—	—	—	—	(531,033)
Restricted Stock	6,500	65	64,935	(65,000)	—	—	—
Organizer/founder warrants	—	—	12,366	—	—	—	12,366
Stock-based compensation	—	—	37,025	31,458	—	—	68,483

September 30, 2011	2,191,500	$21,915	$21,782,284	$(58,542)	$(7,755,345)	$330,792	$14,321,104

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(1,206,657)	$(1,486,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	556,897	407,511
Increase in deferred loan fees, net	62,944	36,593
Gains on sale of loans held for sale	(8,629)	(22,327)
Origination of loans held for sale, net	(95,764)	(1,622,244)
Proceeds from sale of loans held for sale	444,393	1,320,317
Premium amortization and discount accretion on securities, net	206,547	93,223
Securities gains, net	(297,585)	(364,278)
Depreciation and amortization expense	91,912	133,414
Stock-based compensation expense	80,850	71,482
Increase in accrued interest receivable	(29,893)	(67,563)
Increase in accrued interest payable	(7,647)	(1,668)
Decrease in other assets	41,608	22,586
Increase in other liabilities	139,356	174,938

Net cash used in operating activities	(21,668)	(1,304,835)

Investing activities
Net change in loans	(24,410,773)	(9,312,911)
Purchases of securities available for sale	(28,451,802)	(34,851,300)
Proceeds from paydowns of securities available for sale	2,224,405	1,375,102
Proceeds from sales of securities available for sale	24,153,638	28,381,870
Redemption of Federal Reserve Bank stock	39,050	43,700
Purchase of Federal Home Loan Bank stock	(93,800)	—
Net purchases of premises and equipment	(30,431)	(32,479)

Net cash used in investing activities	(26,569,713)	(14,396,018)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	15,335,056	4,228,027
Net increase in certificates of deposit	5,066,737	2,478,645

Net cash provided by financing activities	20,401,793	6,706,672

Net decrease in cash and cash equivalents	(6,189,588)	(8,994,181)

Cash and cash equivalents, beginning of period	18,593,850	32,257,711

Cash and cash equivalents, end of period	$12,404,262	$23,263,530

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$434,394	$650,688
Non-cash items:
Unrealized gains (losses) on securities available for sale (net of tax expense of $431,956 and $87,519 for 2011 and 2010, respectively)	675,624	143,897

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2011

Note 1 - Business and Basis of Presentation

Organization – Coastal Carolina National Bank (the “Bank”) received preliminary conditional approval from the OCC on June 20, 2008 and received conditional approval from the FDIC on October 1, 2008. Having received those approvals from the OCC and the FDIC, the Company filed an application with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to become a bank holding company and acquire all of the stock of the Bank upon its formation, and the Company received that approval on November 21, 2008.

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2010 as filed with the Securities and Exchange Commission (the “SEC”).

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

Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the nine months ended September 30, 2011 and 2010 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss to common shareholders	$(41,183)	$(286,342)	$(1,206,657)	$(1,486,819)
Weighted-average number of common shares outstanding	2,191,500	2,185,674	2,190,238	2,185,890

Net loss per share	$(0.02)	$(0.13)	$(0.55)	$(0.68)

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

The change in the components of other comprehensive income and related tax effects are as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Change in unrealized gains on securities available-for-sale	$596,707	$(217,225)	$1,107,580	$231,416
Net Change in Deferred tax on unrealized gains on securities available-for-sale	(232,716)	84,718	(431,956)	(87,519)

Net-of-tax amount	$363,991	$(132,507)	$675,624	$143,897

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

•

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 6.

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

Note 4 - Cash and Cash Equivalents

As of September 30, 2011, cash and cash equivalents totaled $12.4 million and were represented by $877,120 in cash on hand and noninterest-bearing deposits with other banks, $11 million in interest-bearing deposits with other banks, and $519,342 in federal funds sold. Interest-bearing deposits with other banks included $4.6 million in CDs invested at other banks that carry a weighted average rate of .82% with maturities less than 12 months, $2.7 million at the Federal Reserve, and $3.7 million in money market deposit accounts. These balances allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 5 - Securities

At September 30, 2011 and December 31, 2010, the Bank's securities consisted of a U.S. Government Agency Bond issued by the Federal National Mortgage Association (FNMA), city and county issued municipal bonds, mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), and collateralized mortgage obligations issued by the Government National Mortgage Association (GNMA), summarized as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government Agency bonds	$2,000,000	$6,222	$—	$2,006,222
Municipal bonds	3,172,845	83,020	(6,890)	3,248,975
Collateralized mortgage obligations (CMOs)	3,897,434	73,792	(4,605)	3,966,621
Mortgage-backed securities (MBSs)	22,365,128	397,722	(6,980)	22,755,870

Total securities	$31,435,407	$560,756	$(18,475)	$31,977,688

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,961,248	$—	$(131,775)	$1,829,473
Collateralized mortgage obligations (CMOs)	3,024,821	—	(82,164)	2,942,657
Mortgage-backed securities (MBSs)	24,284,541	9,615	(360,975)	23,933,181

Total securities	$29,270,610	$9,615	$(574,914)	$28,705,311

The unrealized losses at September 30, 2011 and December 31, 2010 are shown in the following table:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Government Agency bonds	$—	$—	$—	$—	$—	$—
Municipal Bonds	762,490	(6,890)	—	—	762,490	(6,890)
Collateralized mortgage obligations (CMOs)	1,952,118	(4,605)	—	—	1,952,118	(4,605)
Mortgage-backed securities (MBSs)	7,814,458	(6,980)	—	—	7,814,458	(6,980)

Total temporarily impaired securities	$10,529,066	$(18,475)	$—	$—	$10,529,066	$(18,475)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Bonds	$1,829,473	$(131,775)	$—	$—	$1,829,473	$(131,775)
Collateralized mortgage obligations (CMOs)	2,942,657	(82,164)	—	—	2,942,657	(82,164)
Mortgage-backed securities (MBSs)	20,467,363	(360,975)	—	—	20,467,363	(360,975)

Total temporarily impaired securities	$25,239,493	$(574,914)	$—	$—	$25,239,493	$(574,914)

The contractual maturity distribution and yields of the Bank's securities portfolio at September 30, 2011 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities Available For Sale
	Amortized Cost	Estimated Fair Value
Due after one year but within five years	$—	$—
Due after five years but within ten years	888,989	930,396
Due after ten years	30,546,418	31,047,292

Total (1)	$31,435,407	$31,977,688

(1)	Maturities estimated based on average life of security.

The Bank also owned Federal Reserve Bank (“FRB”) stock with a cost of $417,250 at September 30, 2011 and $456,300 at December 31, 2010. The yield at both periods was 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity decreases due to losses, the amount of FRB stock may also decrease quarterly. At September 30, 2011, the Bank owned $93,800 in Federal Home Loan Bank (“FHLB”) stock.

Securities with an amortized cost of $7,150,795 at September 30, 2011 and $5,021,219 at December 31, 2010, were pledged to secure public deposits. During the nine months ended September 30, 2011, the Bank sold 19 securities with amortized costs of $24.2 million and purchased 19 securities with an amortized cost of $28.4 million.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the nine month period ended September 30, 2011. At September 30, 2011, there were no investment securities considered to be other than temporarily impaired. The Bank’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

Note 6 – Credit Quality

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at September 30, 2011 and December 31, 2010. Deferred loans fees of $136,794 and $73,850 as of September 30, 2011 and December 31, 2010, respectively, are not included in the allowance for loan losses calculation.

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Nine Months Ended September 30, 2011
	Construction and Land Development	Real Estate 1-4 Family	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	(11,530)	95,624	288,945	47,400	35,952	100,506	556,897

Ending Balance	$80,735	$174,672	$474,007	$62,381	$38,064	$159,788	$989,647

Ending Balances:
Individually evaluated for impairment	$13,764	$—	$—	$—	$24,846	$—	$38,610

Collectively evaluated for impairment	$66,971	$174,672	$474,007	$62,381	$13,218	$159,788	$951,037

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance - total	$6,061,730	$17,538,397	$18,346,059	$4,088,871	$1,676,402		$47,711,459

Ending Balances:
Individually evaluated for impairment	$253,664	$—	$—	$—	$24,846		$278,510

Collectively evaluated for impairment	$5,808,066	$17,538,397	$18,346,059	$4,088,871	$1,651,556		$47,432,949

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2010
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$42,442	$7,317	$80,054	$14,206	$826	$—	$144,845
Charge-offs	—	—	(197,797)	—	(30)	—	(197,827)
Recoveries	—	—	—	—	30	—	30
Provisions	49,823	71,731	302,805	775	1,286	59,282	485,702

Ending Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750

Ending Balances:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—

Collectively evaluated for impairment	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Ending balance - total	$5,528,181	$5,631,112	$10,721,143	$1,090,301	$329,949		$23,300,686

Ending Balances:
Individually evaluated for impairment	$137,277	$—	$—	$—	$—		$137,277

Collectively evaluated for impairment	$5,390,904	$5,631,112	$10,721,143	$1,090,301	$329,949		$23,163,409

Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—		$—

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of September 30, 2011, management considered the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

Generally, the first indication of the non-performance of a loan is a missed payment. Thus, one of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of September 30, 2011, loans past due totaled $235,378, of which $168,714 was past due greater than 90 days. As of December 31, 2010, loans past due totaled $253,714, of which $137,277 was past due greater than 90 days.

Below are tables that present the past due status of loans receivable as of September 30, 2011 and December 31, 2010.

		September 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$—	$—	$168,714	$5,893,016	$6,061,730	$—
Real estate - mortgage	—	—	—	11,238,540	11,238,540	—
Real estate - other	66,664	—	—	25,919,974	25,986,638	—
Commercial and industrial	—	—	—	4,088,871	4,088,871	—
Consumer and other	—	—	—	335,680	335,680	—

Total	$66,664	$—	$168,714	$47,476,081	$47,711,459	$—

		December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$116,437	$—	$137,277	$5,274,467	$5,528,181	$—
Real estate - mortgage	—	—	—	5,631,112	5,631,112	—
Real estate - other	—	—	—	10,721,143	10,721,143	—
Commercial and industrial	—	—	—	1,090,301	1,090,301	—
Consumer and other	—	—	—	329,949	329,949	—

Total	$116,437	$—	$137,277	$23,046,972	$23,300,686	$—

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

Below is a table presenting information regarding nonaccrual loans at September 30, 2011 and December 31, 2010.

Non-Accrual Loans

	September 30, 2011	December 31, 2010
Construction and land development	$253,664	$137,277
Real estate - mortgage	—	—
Real estate - other	—	—
Commercial and industrial	—	—
Consumer and other	24,846	—

Total	$278,510	$137,277

At September 30, 2011, the bank had four loans totaling $278,510 in non-accrual status. At December 31, 2010, the Bank had two loans in non-accrual status totaling $137,277. The Bank did not have any loans past due 90 days and still accruing as of September 30, 2011 and December 31, 2010.

Loans are assigned a credit risk grade upon their origination. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The Bank had $2,135,778 and $651,686 in loans classified as Substandard or worse as of September 30, 2011 and December 31, 2010, respectively.

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

Credit risk grades within the loan portfolio as of September 30, 2011 and December 31, 2010 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans

	September 30, 2011			December 31, 2010
	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Commercial	Commercial Real Estate Construction	Commercial Real Estate
Prime	$280,000	$—	$—	$260,000	$—	$—
Good	—	—	—	—	—	—
Acceptable	2,054,926	2,120,893	10,397,527	90,870	2,450,014	3,424,704
Acceptable with care	1,635,308	1,728,140	11,282,307	739,431	1,209,159	5,046,634
Special mention	—	—	2,568,172	—	—	1,851,832
Substandard assets	118,637	122,227	1,738,631	—	137,277	397,972
Doubtful assets	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—

Total	$4,088,871	$3,971,260	$25,986,637	$1,090,301	$3,796,450	$10,721,142

Credit Risk Profile of Residential Loans

	September 30, 2011				December 31, 2010
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction
Prime	$—	$—	$—	$—	$—	$—	$—	$—
Good	74,135	—	—	—	45,808	—	—	—
Acceptable	10,544,795	1,959,034	—	—	5,004,637	1,577,794	—	—
Acceptable with care	434,776	—	—	—	580,667	37,500	—	—
Special mention	184,834	—	—	—	—	—	—	—
Substandard assets	—	131,437	—	—	—	116,437	—	—
Doubtful assets	—	—	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—	—	—

Total	$11,238,540	$2,090,471	$—	$—	$5,631,112	$1,731,731	$—	$—

Credit Risk Profile of Consumer Loans

	September 30, 2011		December 31, 2010
	Consumer - Auto	Consumer - Other	Consumer - Auto	Consumer - Other
Prime	$—	$28,097	$—	$18,722
Good	19,667	—	—	—
Acceptable	32,263	208,259	65,008	204,045
Acceptable with care	—	7,268	—	11,228
Special mention	15,280	—	—	30,946
Substandard assets	—	24,846	—	—
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—

Total	$67,210	$268,470	$65,008	$264,941

Impaired loans totaled $278,510 and $137,277 as of September 30, 2011 and December 31, 2010, respectively, and were represented by loans on non-accrual. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the third quarter of 2011 ended September 30.

Impaired Loans

For the Quarter Ended September 30, 2011

	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized
With no related allowance recorded:	$—	$—	$—	$—	$—

With an allowance recorded:
Construction and land development	253,664	253,664	246,755	13,764	—
Consumer Loans to Individuals	24,846	24,846	24,846	24,846	—

Total:	$278,510	$278,510	$271,601	$38,610	$—

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of September 30, 2011, the Bank has three loans that qualify as trouble debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of September 30, 2011.

	September 30, 2011
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances
Construction and land development	2	$137,277	$122,227
Real estate - mortgage	—	—	—
Real estate - other	—	—	—
Commercial and industrial	—	—	—
Consumer and other	1	24,846	24,846

Total	3	$162,123	$147,073

As of September 30, 2011, management was not aware of any additional loans that were not already considered for impairment or categorized as impaired or on non-accrual.

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

The carrying values and estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$877,120	$877,120	$539,685	$539,685
Federal funds sold	519,342	519,342	1,589,151	1,589,151
Interest-bearing bank deposits	11,007,800	11,007,800	16,465,014	16,465,014
Securities available for sale	31,977,688	31,977,688	28,705,311	28,705,311
Federal Reserve Bank and Federal Home Loan Bank stock	511,050	511,050	456,300	456,300
Loans and Loans Held for Sale, net	46,585,018	47,577,440	23,134,086	23,520,480

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	47,262,968	47,262,968	31,927,912	31,927,912
Certificates of deposits	29,825,941	29,986,750	24,759,204	24,901,427

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Commitments to extend credit	$8,621,563	$—	$4,341,642	$—

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

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis at September 30, 2011, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents the fair value of assets evaluated on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the hierarchy.

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
U.S. Government Agency Bonds	$—	$2,006,222	$—
Municipal Bonds	—	3,248,975	—
Collateralized Mortgage Obligations (CMOs)	—	3,966,621	—
Mortgage Backed Securities (MBS)	—	22,755,870	—

Total	$—	$31,977,688	$—

December 31, 2010
Municipal Bonds	$—	$1,829,473	$—
Collateralized Mortgage Obligations (CMOs)	—	2,942,657	—
Mortgage Backed Securities (MBS)	—	23,933,181	—

Total	$—	$28,705,311	$—

There were no other assets and no liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

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

The following table presents the fair value of assets evaluated on a nonrecurring basis as of September 30, 2011 and December 31, 2010.

	Carrying Value as of	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Loans held for sale	$—	$—	$—	$—
Impaired Loans	278,510	—	241,233	37,277

Total	$278,510	$—	$241,233	$37,277

December 31, 2010
Loans held for sale	$340,000	$—	$340,000	$—
Impaired Loans	137,277	—	100,000	37,277

Total	$477,277	$—	$440,000	$37,277

There were no other assets and no liabilities measured at fair value as of September 30, 2011 and December 31, 2010 on a non-recurring basis.

Note 8 – Subsequent Events

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2011 and 2010 and also analyzes our financial condition as of September 30, 2011 and December 31, 2010.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. Valuation allowances are established to reduce deferred tax assets if it is determined to be possible that all or some portion of the potential deferred tax asset will not be realized. We believe our loss position may adversely impact our ability to recognize the full benefit of our deferred tax asset. Therefore, we currently have placed a valuation allowance for our full deferred tax asset. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Three months ended September 30, 2011 and 2010

We incurred a net loss of $41,183, or .02 cents per share, for the three months ended September 30, 2011, compared to a net loss of $286,342, or .13 cents per share, for the three months ended September 30, 2010. Interest income was $876,876 and $563,712 for the three months ended September 30, 2011 and 2010, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2011. Interest income for the three months ended September 30, 2011 was comprised of $628,778 earned on loans, $231,383 earned on investment securities, and $16,715 earned on fed funds sold and interest bearing bank deposits. Interest expense was $205,897 for the three months ended September 30, 2011, compared to $218,789 for the three months ended September 30, 2010. The small decrease in interest expense is attributed to a larger deposit portfolio offset by a reduction in deposit rates. Our net interest spread and net interest margin were 2.78% and 3.03% , respectively, for the three months ended September 30, 2011, compared to 1.71% and 2.17%, respectively, for the three months ended September 30, 2010. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity is redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities.

The loan loss provision, which is driven primarily by loan growth, non-performing loans, and a historical loss and environmental analysis, was $61,474 for the three months ended September 30, 2011, compared to $85,054 for the three months ended September 30, 2010. The decrease in loan loss provision is attributed to a change in the historical losses used when calculating the loan loss reserve, which resulted in less provision needed. When calculating the loan loss provision needs, the historical losses are calculated using information from de novo banks that opened in the three years preceeding our commencement of operations. Loss information from the 2006 de novo peer group is no longer available and was replaced with loss information from the 2009 de novo peer group. Non-interest income was $197,652 for the three months ended September 30, 2011, of which $168,089 came from gains on the sale of investment securities. For the three months ended September 30, 2010, non-interest income was $271,348, of which $249,795 came from gains on the sale of investment securities. Non-interest expense was $848,340 and $817,559 for the three months ended September 30, 2011 and 2010, respectively. The increase in non-interest expense is primarily in salaries and benefits and data processing due to our growth, offset by decreases in professional services and occupancy and equipment expense.

Nine months ended September 30, 2011 and 2010

We incurred a net loss of $1,206,657, or .55 cents per share, for the nine months ended September 30, 2011, compared to a net loss of $1,486,819, or .68 cents per share, for the nine months ended September 30, 2010. Interest income was $2,284,440 and $1,577,339 for the nine months ended September 30, 2011 and 2010, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2011. Interest income for the nine months ended September 30, 2011 was comprised of $1,520,323 earned on loans, $688,344 earned on investment securities, and $75,773 earned on fed funds sold and interest bearing bank deposits. Interest expense was $632,644 for the nine months ended September 30, 2011, compared to $649,019 for the nine months ended September 30, 2010. The decrease in interest expense is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 2.50% and 2.78%, respectively, for the nine months ended September 30, 2011, compared to 1.52% and 2.00%, respectively, for the nine months ended September 30, 2010. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity is redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities.

The loan loss provision, which is dependent on loan growth and non-performing loans, was $556,897 for the nine months ended September 30, 2011, compared to $407,511 for the nine months ended September 30, 2010. The increase in loan loss provision is attributed primarily to higher loan growth experienced in 2011. Non-interest income was $361,935 for the nine months ended September 30, 2011, compared to $403,469 for the nine months ended September 30, 2010. Non-interest expense was $2,663,491 and $2,406,741 for the nine months ended September 30, 2011 and 2010, respectively. The increase in non-interest expense is in multiple categories, including salaries and benefits, data processing, marketing and business development, and FDIC insurance and regulatory assessments, and is due to our growth. The largest increases occurred in salaries and benefits and in marketing and business development and were the result of the addition of two lending positions and an underwriting position to support the strategic growth initiatives.

Assets and Liabilities

General

Total assets as of September 30, 2011 were $92.2 million, representing an increase of $20.3 million, or 28%, compared to $71.9 million as of December 31, 2010. The increase in assets is due primarily to net loan growth of $23.8 million, which was funded primarily by deposit growth of $20.4 million. At September 30, 2011, total assets consisted principally of $12.4 million in cash and cash equivalents, including interest bearing deposits with other financial institutions, $32.0 million in available-for-sale investment securities and $46.6 million in net loans. Net loans at December 31, 2010 were $22.8 million. The primary source of funding is deposits that are acquired locally. Liabilities at September 30, 2011 totaled $77.9 million, represented almost entirely by retail customer deposits totaling $77.1 million. Liabilities as of December 31, 2010 totaled $57.1 million, including $56.7 million in deposits. At September 30, 2011, shareholders’ equity was $14.3 million, compared to $14.8 million as of December 31, 2010. The reason for the decrease in shareholders’ equity is net losses. Book value per share was $6.53 at September 30, 2011, compared to $6.76 as of December 31, 2010.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. Net loans have increased $23.8 million, or 104%, during the nine months ended September 30, 2011, primarily in the category of Real Estate – Other. The following table summarizes the composition of our loan portfolio as of September 30, 2011 and December 31, 2010.

	September 30, 2011	Percentage of Total	December 31, 2010	Percentage of Total
Construction and land development	$6,061,730	12.70%	$5,528,181	23.72%
Real estate - residential mortgage	11,238,540	23.56	5,631,112	24.17
Real estate - other	25,986,638	54.47	10,721,143	46.01
Commercial and industrial	4,088,871	8.57	1,090,301	4.68
Consumer and other	335,680	0.70	329,949	1.42

Gross loans	47,711,459	100.00%	23,300,686	100.00%
Allowance for loan losses	(989,647)	—	(432,750)	—
Deferred loan fees, net	(136,794)	—	(73,850)	—

Total loans, net	$46,585,018	—	$22,794,086	—

Classified Loans

Classified loans are performing loans with elevated levels of credit risk. These loans are assigned credit risk grades of substandard or worse. The Bank’s classified loans increased during the first nine months of 2011 from $651,686 as of December 31, 2010 to $2,135,778 as of September 30, 2011, primarily due to the downgrade of one loan relationship.

Nonperforming Loans

At September 30, 2011, nonaccrual loans totaled $278,510, related to four lending relationships, compared to $137,277 nonaccrual loans as of December 31, 2010. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at September 30, 2011 and December 31, 2010. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. The nonaccrual loan relationship is considered impaired.

As of September 30, 2011, we were not aware of any other loans that were not already considered for impairment or categorized as impaired or on nonaccrual.

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

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $989,647 as of September 30, 2011, or 2.07% of gross loans outstanding, compared to $432,750 as of December 31, 2010, or 1.86% of gross loans outstanding. Total provision expense for the nine months ended September 30, 2011 was $556,897, compared to $407,511 for the nine months ended September 30, 2010. The increase in provision during 2011 was primarily due to growth in the loan portfolio and additional provision needed for classified and nonperforming loan relationships.

There were no charge offs or recoveries during the first nine months of 2011. As of September 30, 2011, management considered the allowance for loan losses to be adequate and sufficient to meet presently known and inherent losses in the loan portfolio.

Deposits

Our primary source of funds for loans and investments is the funds obtained through our customer deposits. At September 30, 2011, we had $77.1 million in deposits, representing an increase of $20.4 million compared from December 31, 2010. The deposits as of September 30, 2011 consisted primarily of $8.7 million in demand deposit accounts, $29.8 million in certificates of deposit, and $38.6 million of savings and money market accounts. The primary source of funding for our loan portfolio is deposits that are acquired locally. As of September 30, 2011, we have no brokered or wholesale deposits and no borrowings.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest/principal payments received on and maturities of our investments. We plan to meet our future cash needs through the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions or borrow advances from the Federal Home Loan Bank Atlanta. As of September 30, 2011, our primary sources of liquidity included cash, non-interest and interest-bearing deposits and federal funds sold with financial institutions totaling $12.4 million. The fair value of our available for sale investment portfolio was $32.0 million as of September 30, 2011. Our lines of credit available with correspondent banks total $8.0 million with no outstanding principal or interest on these lines at September 30, 2011 and are unsecured. These lines may be withdrawn at the discretion of the correspondent financial institutions. Our credit availability at the Federal Home Loan Bank is $8.3 million and requires collateralization by eligible investment securities or loans. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2011, we had issued commitments to extend credit of $8.6 million through various types of lending arrangements, compared to $4.3 million as of December 31, 2010. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity decreased from $14.8 million at December 31, 2010 to $14.3 million at September 30, 2011. The decrease is primarily a result of net loss of $1.2 million for the nine months ended September 30, 2011 offset by after tax deferred gains in the investment portfolio that increased $675,624 during the nine month period.

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

The bank exceeded its minimum regulatory capital ratios as of September 30, 2011 and December 31, 2010, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at September 30, 2011 and December 31, 2010:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

Actual Ratios at September 30, 2011
Coastal Carolina National Bank	14.78%	26.58%	27.84%
Consolidated	15.56%	28.25%	29.51%

Actual Ratios at December 31, 2010
Coastal Carolina National Bank	20.34%	51.23%	52.49%
Consolidated	21.33%	54.38%	55.64%

We believe our capital is sufficient to fund the activities of the bank we grow. As of September 30, 2011, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved.]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: November 14, 2011	By:	/s/ Jeff A. Benjamin
Jeff A. Benjamin
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn M. Kinard
Dawn M. Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.