Form 10-K
period 2011-12-31
Coastal Carolina Bancshares, Inc.
filed 2012-03-29
CIK 1437213

COASTAL CAROLINA BANCSHARES, INC.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number  333-152331

COASTAL CAROLINA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	33-1206107
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

☒ YES    ☐ NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES  ☒  NO

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2011 was $12,452,670. Because there is not an active trading market for the Common Stock, we have used our initial public offering price of $10.00 as an estimate of the market value of a share of our Common Stock for purposes of calculating our public float.

The number of shares outstanding of the registrant’s common stock was 2,188,000 at March 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COASTAL CAROLINA BANCSHARES, INC.

PART I

Item 1. Business.

This report on Form 10-K contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenue and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” and “believe,” as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

—	significant changes in competitive pressure in the banking and financial services industries;
—	changes in the interest rate environment which could effect anticipated or actual margins;
—	changes in political conditions or the legislative or regulatory environment;
—

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

—	changes occurring in business conditions and inflation;
—	changes in technology;
—	the level of allowance for loan loss and the lack of seasoning of our loan portfolio;
—	the rate of delinquencies and amounts of charge-offs;
—	the rates of loan and deposit growth;
—	adverse changes in asset quality and resulting credit risk-related losses and expenses;
—	changes in monetary and tax policies;
—	loss of consumer confidence and economic disruptions;
—	changes in the securities markets; and
—	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

These risks are exacerbated by the uncertain performance expectations of national and international financial, capital, and credit markets in the future. We are unable to predict what effect these uncertain market conditions will have on our company. There can be no assurance that these unprecedented developments will not materially and adversely affect our business, financial condition and results of operations.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for Coastal Carolina National Bank (the Bank). Coastal Carolina National Bank opened for business on June 8, 2009. Coastal Carolina National Bank is a national banking association organized under the laws of the United States and provides banking services to individual, partnership and corporate borrowers located in Horry County, South Carolina. The Bank is currently labeled a denovo institution, a term given by the banking regulatory agencies to describe a bank in its first three to five years of operations. The bank currently operates one branch located in Myrtle Beach.

Business Strategy

Our business strategy is to create a community-oriented financial institution focused on providing personalized service to clients and offering products designed to meet their specific needs. Our target markets include:

—

Small-to medium-sized commercial, professional and service companies who we believe can be better served by a locally based financial institution providing timely credit decisions along with well-defined business services;

—	affluent and “emerging affluent” residents who desire a banking relationship tailored to their net worth and service-level expectations;
—	residential and commercial real estate clients seeking a smaller, more customized service delivery; and

—	the well-established consumer base in our primary service area.

Our goal is to provide a full range of competitive banking services and to emphasize the effective delivery of those services to small businesses and local residents that the larger financial institutions may not effectively service. We believe we can distinguish ourselves by providing a level of personal service often overlooked by larger financial institutions. We anticipate that some of our competitors may be unable to survive the severity of this downturn, resulting in a substantial opportunity for us to capture additional market share and enhance franchise value. Our strategy has been to utilize the experience and contacts of our banking officers to build relationships with our customers to serve their personal and business needs.

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

Loan Distribution. The percentage distribution of our loans at December 31, 2011 is as follows:

Construction and land development	9.26%
Real estate - mortgage	25.28%
Real estate - other	56.39%
Commercial and industrial	8.43%
Consumer and other	0.64%
100.00%

Our loan distribution will depend on our customers and will likely vary over time.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

—	an ongoing review of the quality, mix and size of our overall loan portfolio;
—	our historical loan loss experience and that of our peer group;
—	evaluation of economic conditions;
—	specific problem loans and commitments that may affect the borrower’s ability to pay;
—	regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators; and
—	the amount and quality of collateral, including guarantees, securing the loans.

Lending Limits. The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank will be subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. As of December 31, 2011, our legal lending limit was $2.1 million. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits will increase or decrease as the Bank’s capital increases or decreases. The well-established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than we can make.

Credit Risk. The principal credit risk associated with each loan is the creditworthiness of the borrower and any guarantor. Borrower creditworthiness is affected by national and local economic conditions, particularly the tourism, retail, services, and real estate market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, employment rates and the strength of the local and national economy, as well as other factors affecting a borrower’s customers, suppliers and employees. There are no plans to engage in any sub-prime or speculative lending, including plans to originate loans with high loan-to-value ratios.

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

Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the collateral, if any, to the proposed loan amount, we cannot predict the extent to which the borrower’s ability to pay, and the value of the collateral, will be affected by prevailing economic and other conditions.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time, but have not been exercised and may not be immediately obvious when reviewing the financial statements of the Bank. At December 31, 2011, we had issued commitments to extend credit of $10.1 million through various types of lending arrangements.

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

The Bank’s residential real estate loans consist of residential first and second mortgage loans and residential construction loans. We offer fixed and adjustable rates on mortgages. These loans are made consistent with the Bank’s appraisal policy and with the ratio of the loan principal to the value of collateral, as established by independent appraisal, generally not to exceed 80%. We expect these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market such as has occurred recently. Fixed-rate loans may be sold in the secondary market in conjunction with performance management or portfolio management goals. Real estate-related products include:

—	home mortgage loans (conventional, FHA and non-conforming) 1-4 owner-occupied homes;
—	acquisition and development loans for residential and multi-family construction loans;
—	construction and permanent lending for investor-owned property; and
—	construction and permanent lending for commercial (owner-occupied) property.

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

Small Business Lending. Our commercial lending is focused on small- to medium-size businesses located in or serving our service area. We consider “small businesses” to include commercial, professional and retail firms with annual revenues of $50 million or less. Commercial lending includes loans to entrepreneurs, professionals and small- to medium-sized firms. Small business products include:

—	Working capital loans and lines of credit;
—	Business term loans to purchase fixtures and equipment or fund site acquisition or business expansion;
—	Inventory and accounts receivable lending; and
—	Construction loans for owner-occupied buildings.

Within small business lending, we may from time to time use government enhancements such as the Small Business Administration (“SBA”) programs. These loans will typically be partially guaranteed by the government. As of December 31, 2011, we had not originated any small business loans using government enhancement. Government guarantees of SBA loans will range between 75% and 85% of the loan value.

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

Consumer Loans. We offer consumer loans to customers in our primary service area. Consumer lending products include:

—	home equity loans;
—	automobile, recreational vehicle and boat loans; and
—	installment loans (secured and unsecured).

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

Deposit Distribution. The percentage distribution of our deposits on December 31, 2011, is as follows:

Checking	11.81%
Savings and money market	44.94%
Certificates of deposit	43.25%
100.00%

Our deposit distribution will depend on our customers and will likely vary over time.

Other Banking Services

We offer cashier’s checks, on-line banking, banking by mail, drive-thru banking, direct deposit of payroll and social security checks, ACH origination, United States Savings Bonds, tax deposits, 24-hour telephone banking and remote deposit capture. The Bank is associated with national ATM networks that may be used by the Bank’s customers throughout the country.

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

Asset and Liability Management

The Bank’s asset/liability management committee oversees the Bank’s assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan, investment, and liquidity policies the Bank has adopted. The committee attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities and guides initiatives to mitigate risks posed by changing interest rates.

Competitive Conditions

The banking business is highly competitive. We compete with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds operating in our primary service area. Our competitors include large national, super regional and regional banks as well as established community banks. Due to their size, many of our competitors have substantially greater resources and more established branch networks than we have and may offer services and we do not or will not provide. Additionally, differences in regulatory charters may give our competitors greater lending limits than we have. According to FDIC data as of June 30, 2011, there were 132 banking offices, representing 25 financial institutions operating in our primary service area and holding over $5.4 billion in deposits. The Bank’s total deposits ranked 16th among financial institutions in the Myrtle Beach MSA, representing 1.30% of the total deposits in this market. Our competitors include large national, super regional and regional banks as well as established community banks.

Employees

As of March 23, 2012, Coastal Carolina Bancshares, Inc., had 21 full-time employees. Management considers our employee relations to be good.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

—	banking and managing or controlling banks;
—	furnishing services to or performing services for our subsidiaries; and
—	engaging in other financial activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

—	acquiring substantially all the assets of any bank;
—

acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own directly or indirectly or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

—	merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978 (the Change in Bank Control Act), together with regulations thereunder, require written notice to the Federal Reserve prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns, controls or holds the power to vote a greater percentage of that class of voting securities immediately after the transaction. Companies that have in excess of 500 shareholders of record and total assets exceeding $10 million are required to register under Section 12 of the Securities Exchange Act of 1934. At this time, the Company has less than 500 shareholders of record of its common stock and is not registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, non-banking activities unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include:

—	making or servicing loans and certain types of leases;
—	engaging in certain insurance and discount brokerage activities;
—	performing certain data processing services;
—	acting in certain circumstances as a fiduciary or investment or financial adviser; and
—	owning savings associations.

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

The OCC and the FDIC regulate and monitor virtually all areas of the Bank’s operations, including:

—	security devices and procedures;
—	adequacy of capitalization and loss reserves;
—	loans;
—	investments;
—	borrowings;
—	deposits;
—	mergers;
—	issuances of securities;
—	payment of dividends;
—	interest rates payable on deposits;
—	interest rates or fees chargeable on loans;
—	establishment of branches;
—	maintenance of books and records; and
—	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDIC Improvement Act), which amended the FDI Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate to meet the FDIC’s expenses in carrying out such examinations. Insured institutions are required to submit annual reports to the FDIC, their federal banking agency and their state supervisor when applicable. The FDI Act directs the FDIC to develop a method for insured depository institutions to provide disclosure of the assets and liabilities in any balance sheet, financial statement, report of condition or any other report of any insured depository institution required to be filed with a federal banking agency. The FDI Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to, among other things, the following:

—	internal controls;
—	information systems and internal audit systems;
—	loan documentation;
—	credit underwriting;
—	interest rate risk exposure;
—	asset growth; and
—	compensation, fees and benefits.

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

Each depository institution is assigned to a risk category based on capital and supervisory measures. A depository institution in the past has been assessed insurance premiums by the FDIC based on its risk category and the amount of deposits held. These amounts have been assessed and due quarterly. In 2009, the FDIC, as part of its plan to restore the Deposit Insurance Fund, increased deposit insurance assessments by increasing its assessment rates and changing the assessment framework. A special assessment was assessed in 2009 on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, and was collected on September 30, 2009. The Bank’s special assessment was $2,948. In late 2009, the FDIC required insured depository institutions to prepay their quarter risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, by December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. The Bank’s prepaid assessment was $135,458. Assumptions for future deposit growth were necessary and the prepaid assessment may differ from the actual assessments in these periods depending on how actual deposit growth compared to the predicted deposit growth on which the prepaid assessment was based. During 2011, we expensed our prepaid assessment and are now paying regular quarterly assessments.

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

—	a bank and its subsidiaries may not generally purchase a low-quality asset from an affiliate;
—

covered transactions, and other transactions exempt under the applicable regulations, between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices;

—

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

—	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
—

the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

—	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
—	the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
—	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and
—	the rules and regulations of the various federal agencies charged with the responsibility of implementing the foregoing federal laws.
—	The deposit operations of the Bank are also subject to:
—

the Right to Financial Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

—

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

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

—	submit a capital restoration plan;
—	raise additional capital;
—	restrict their asset growth, deposit interest rates and other activities;
—	improve their management;
—	eliminate management fees; or
—	divest themselves of all or a part of their operations.

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

Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

—	allowing check truncation without making it mandatory;
—	demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law;
—	legalizing substitutions for and replacements of paper checks without agreement from consumers;
—	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
—

requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

—	requiring the re-crediting of funds on the next business day after a consumer proves that the financial institution has erred.

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

Recent Regulatory Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the last three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unstable to repay their loans and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced; including the Emergency Economic Stabilization Act approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009 among others.

Some of the more recent actions include:

—

On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, have or will:

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

¡

Eliminate the Office of Thrift Supervision (“OTS”) on July 21, 2011. The OCC, which is the primary federal regulator for national banks, now has become the primary federal regulator for federal thrifts. In addition, the Federal Reserve now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS.

—

On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”). The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was May 16, 2011. We did not participate in the SBLF.

—

Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012.

—

In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term Treasury securities, as it had in 2008 and 2009. The FOMC announced that it intended to purchase an additional $600 billion of longer-term U.S. Treasury securities by mid-2011, at a pace of about $75 billion per month. In addition, the FOMC stated that it would maintain its existing policy of reinvesting principal payments from its securities holdings.

—

In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.

—

We did not participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”) through December 31, 2010. Coverage under the program was an addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act, signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of TAGP.

—

In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0,21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011.

The results of these final rules may impact our interchange income from debit card transactions in the future. Thus far, the Bank has not experienced a material impact on its interchange fees.

—

On September 21, 2011, the FOMC announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities. In addition, the FOMC announced that it intended to purchase by the end of June 2012, $400 billion of Treasury securities with remaining maturities of 3 years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative. Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holding of agency debt and agency mortgage-backed securities.

Proposed Legislation and Regulatory Action. From time to time, various legislative and regulatory initiatives are introduce in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulation would have on the financial condition or results of operations of the Company. A change in statues, regulations, or regulatory policies applicable to the Company of the Bank could have a material effect on the business of the Company.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 70.42% of our interest income for the year ended December 31, 2011. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

—	the duration of the credit;
—	credit risks of a particular customer;
—	changes in economic and industry conditions; and
—	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

—	an ongoing review of the quality, mix, and size of our overall loan portfolio;
—	our historical loan loss experience;
—	evaluation of economic conditions;
—	regular reviews of loan delinquencies; and
—	the amount and quality of collateral, including guarantees, securing the loans.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2011, 90.9% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

—	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;
—

the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

—	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and
—	the risk of loss of key employees and customers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We are located at 2305 Oak Street, Myrtle Beach, South Carolina 29577. This location, which serves as our executive headquarters, is also the Bank’s main office. The property is subject to a lease, which began on November 1, 2007, with a three-year term which may be extended at our option for up to four additional one-year terms. The first lease extension was exercised in November 2010 and expired in October 2011. The Company exercised its second lease option in November 2011 and expires in October 2012. Rent for the current term is $14,203 per month. Total aggregate rent for the current term is $170,434. Future minimum lease payments under this term are $142,303 in 2012. Monthly rent will increase during each remaining extension term as follows: 3rd extension term—$14,629; and 4th extension term—$15,068. We are also required to pay all utilities and property taxes levied on the site and to keep the building insured. The building has two levels with approximately 8,887 square feet and is set on approximately 1.29 acres of land. The building has two drive-thru teller lanes.

The property is owned by Land Lease Holdings, LLC., and is a subsidiary of Burroughs & Chapin Company, Inc. J. Egerton Burroughs, who is an organizer and director of the Company as well as a director of the Bank, is the Chairman of the Board of Burroughs & Chapin Company,  Inc.

Item 3. Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 23, 2012 there were 2,188,000 shares of common stock outstanding held by approximately 292 shareholders of record. All of our currently issued and outstanding common stock, with the exception of 10,500 shares subsequently issued to certain employees as restricted stock grants described below, was issued on June 8, 2009, in connection with the closing of our initial public offering of common stock. The price per share in our initial public offering was $10.

The current total of issued restricted stock is 10,500 shares. In June 2009, we issued to certain employees of the Bank an aggregate of 5,000 shares of restricted common stock. In November 2009, we issued to an employee of the Bank 1,000 shares of restricted common stock. With both issuances, the restricted stock contained a vesting period of the third anniversary of the date of the grant. An additional grant of 6,500 shares was made in February 2011. The shares were issued with 50% of shares vesting in 18 months and the remaining 50% vesting in 36 months. We did not receive any cash proceeds from the issuance of such shares of restricted common stock. All of such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as the shares were issued in transactions not involving any public offering or distribution. During 2010, one employee voluntarily terminated his employment and forfeited 1,000 shares of unvested restricted stock. In 2011, one other employee voluntarily terminated his employment and forfeited 1,000 shares of unvested restricted stock.

There is currently no established public trading market in our common stock, and we are not aware of any trading or quotations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, stock trades in 2010 occurred at $10 per share and a small trade occurred in June 2011 at $7 per share. We are not aware of any other or more recent trades. Our book value per share is $6.43 as of December 31, 2011.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following is management’s discussion of our results of operations for 2011 compared to 2010 and includes an analysis of our financial condition as of December 31, 2011 and 2010.

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

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2011of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

We earn additional income through fees we charge to our customers for services we provide. We incur additional expenses for necessary overhead and from the daily operations of the bank. We describe the various components of this noninterest income, as well as our noninterest expense, in the “Noninterest Income” and “Noninterest Expense” sections.

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

Fair values for investment securities are based on quoted market prices, and if not available, quoted prices on similar instruments. The fair values of impaired loans are often determined based on the value of the collateral. Third-party appraisals of the property and alternative data, such as market listing prices, may be used. The estimation of fair value and subsequent changes of fair value can have a significant impact on the value of the Company, as well as have an impact on the recorded values and subsequently reported net income. Refer to Note 17, Fair Value Measurements, in the Notes to the Consolidated Financial Statements, for more information regarding fair values.

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

Results of Operations

General

We incurred a net loss of $1.3 million for the year ended December 31, 2011, compared to $2 million for the year ended December 31, 2010. Basic loss per share in 2011 was $.58, compared to basic loss per share of $.92 for the year ended December 31, 2010.

Net Interest Income

Net interest income before the provision for loan losses in 2011 was $2,365,788, an increase of $1,089,733 when compared to net interest income before the provision for loan losses of $1,276,055 in 2010. The increase is attributed to growth in the loan portfolio with yields higher than the cost of the deposits, which also increased. Total interest income for the year 2011 was $3,198,805 compared to $2,159,316 in 2010, and was offset by total interest expense of $833,017 in 2011 and $883,261 in 2010. The components of interest income in 2011 were $2,252,574 from loans, $857,628 from investment securities, and $88,603 from federal funds sold and other interest-bearing bank deposits, compared to $971,602, $812,475, and $375,239, respectively, in 2010. During 2011, interest expense was composed almost entirely of interest expense on deposits totaling $832,821, with a small amount of $196 related to interest expense on borrowings. Comparatively, during 2010, interest expense totaled $883,173, of which $88 was related to borrowings.

The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. Our net interest spread and net interest margin in 2011 were 2.57% and 2.84%, respectively, compared to 1.61% and 2.04%, respectively, in 2010. Improvements in both ratios were the result of increased growth in the loan portfolio earning higher rates than the cost of the deposits, which also grew in 2011. As a result of the challenging economic environment, both loan rates and deposit rates have continued to decline in 2011. The Bank’s loan yields decreased 35 basis points in 2011. However, the impact of decreased rates has been more significant in the deposit portfolio. The cost of funding, including deposits, decreased 58 basis points in 2011, and overall the Bank’s performance in net interest spread and net interest margin has improved.

Average Balances, Income and Expenses, and Rates. The following table sets forth, for 2011 and 2010, certain information related to our average balance sheet and our average yields on earning assets and average costs of interest-bearing liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the Calendar Year 2011			For the Calendar Year 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Earning assets
Loans and loans held for sale	$39,409,307	$2,252,574	5.72%	$16,019,812	$971,602	6.07%
Securities	30,470,567	857,628	2.81%	23,254,050	812,475	3.49%
Federal funds sold and Interest-bearing bank deposits	13,484,494	88,603	0.66%	23,219,323	375,239	1.62%
Total earning assets	$83,364,368	$3,198,805	3.84%	$62,493,185	$2,159,316	3.46%
Cash and due from banks	931,493			2,561,498
Allowance for Loan Losses	(821,439)			(333,601)
Other assets	657,982			822,967
Total assets	$84,132,404			$65,544,049
Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest checking	$3,212,939	$40,409	1.26%	$2,023,581	$19,730	0.98%
Money market	35,130,396	366,690	1.04%	22,737,092	362,439	1.59%
Savings	225,526	1,643	0.73%	107,432	851	0.79%
Certificates of deposit < $100,000	8,013,188	136,372	1.70%	6,655,132	155,939	2.34%
Certificates of deposit ≥ $100,000	18,885,740	287,707	1.52%	16,183,699	344,214	2.13%
Federal funds purchased	27,397	196	0.72%	12,225	88	0.72%
Total interest-bearing liabilities	$65,495,186	$833,017	1.27%	$47,719,161	$883,261	1.85%
Noninterest-bearing deposits	3,953,597			1,421,910
Other liabilities	526,085			271,225
Shareholders’ equity	14,157,536			16,131,753
Total liabilities and shareholders’ equity	$84,132,404			$65,544,049
Net interest income		$2,365,788			$1,276,055
Interest spread			2.57%			1.61%
Contribution of noninterest bearing sources			0.27%			0.43%
Net interest margin			2.84%			2.04%

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in 2011 and 2010. There were two loans in nonaccrual status totaling $137,277 as of December 31, 2010, and five loans in nonaccrual status totaling $698,570 as of December 31, 2011. Loan and late fees totaled $93,452 and $19,948 for the years ended December 31, 2011 and 2010, respectively, and are included with interest income on loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities for the year ended December 31, 2011.

	2011 Compared to 2010 Increase/(Decrease) Due to changes in			2010 Compared to 2009 Increase/(Decrease) Due to changes in
	Volume	Rate	Total	Volume	Rate	Total

Assets
Loans and loans held for sale	$1,336,907	$(55,934)	$1,280,973	$804,561	$(4,821)	$799,740
Securities	203,117	(157,964)	45,153	671,043	(8,853)	662,190
Federal funds sold & int bearing due from banks	(63,965)	(222,671)	(286,636)	80,495	82,203	162,698
Subscriptions Held In Escrow	-	-	-	(78,246)	-	(78,246)
Total earning assets	$1,476,059	$(436,569)	$1,039,490	$1,477,853	$68,529	$1,546,382

Liabilities and shareholder’s equity
Interest-bearing liabilities
Interest checking	$14,959	$5,720	$20,679	$14,128	$355	$14,483
Money market accounts	129,361	(125,109)	4,252	238,901	(41,632)	197,269
Savings	860	(67)	793	575	(67)	508
Certificates of deposit < $100,000	23,112	(42,679)	(19,567)	99,700	(8,496)	91,204
Certificates of deposit ≥ $100,000	41,163	(97,670)	(56,507)	236,188	(30,928)	205,260
Federal funds purchased	109	(1)	108	83	1	84
Other Borrowings	-	-	-	(42,338)	-	(42,338)
Total interest-bearing liabilities	$209,564	$(259,806)	$(50,242)	$547,237	$(80,767)	$466,470

Total Change in Net Interest Income			$1,089,732			$1,079,912

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

The following table sets forth our interest-rate sensitivity at December 31, 2011.

($ in thousands)	Within 3 Months	Within 4-12 Months	Within 1-3 Years	Within 4-5 Years	Over 5 Years	Total

Earning assets
Loans and loans held for sale	$15,388	$12,030	$16,243	$8,405	$762	$52,828
Securities (1)	1,371	5,083	9,238	5,393	8,768	29,853
Federal funds sold	825	-	-	-	-	825
Interest-bearing bank deposits	5,758	2,232	1,481	-	-	9,471
Total earning assets	$23,342	$19,345	$26,962	$13,798	$9,530	$92,977

Interest-bearing liabilities
Interest checking	$4,604	$-	$-	$-	$-	$4,604
Money market	35,353	-	-	-	-	35,353
Savings	501	-	-	-	-	501
Certificates of deposit < $100,000	6,711	2,018	4,281	314	-	13,324
Certificates of deposit ≥ $100,000	9,902	5,248	5,392	631	-	21,173
Total interest-bearing liabilities	$57,071	$7,266	$9,673	$945	$-	$74,955

Period gap	$(33,729)	$12,079	$17,289	$12,853	$9,530
Cumulative gap	$(33,729)	$(21,650)	$(4,361)	$8,492	$18,022
Ratio of cumulative gap to total earning assets	-36.28%	-23.29%	-4.69%	9.13%	19.38%

(1)	Securities are reported at their amortized cost.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Investment securities are reflected based on the timing of anticipated cash flows from maturities and payments on mortgage backed securities. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate certificates of deposit are reflected at their contractual maturity date.

We are significantly liability sensitive within the immediate three months. Additionally, the level of liability sensitivity within 3 months at December 31, 2011 increased compared to the level of liability sensitivity at December 31, 2010. As of December 31, 2011, the level of repricing assets outpaced the level of repricing liabilities beginning in Month 4, whereas at December 31, 2010, the level of repricing assets did not outpace the level of repricing liabilities until after Year 1. In Year 4, we become asset sensitive cumulatively, a result that has remained consistent from 2010 to 2011.

Our gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration future changes in the volume and mix of earning assets and interest-bearing liabilities. Additionally, the model does not reflect that changes in interest rates may not affect all assets and liabilities equally.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our consolidated statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.

Our provision for loan losses was $659,127 in 2011 and $485,702 in 2010. The increased expense is related to the increase growth in the loan portfolio in 2011 and an increase in classified assets. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income totaled $443,563 in 2011 compared to $416,026 in 2010. The most significant component of noninterest income in 2011 was the recognition of $340,203 in net gains on the sale of investment securities. In 2010, the net gains on sale of securities was $364,278. Additionally in 2011, we recognized gains on the sale of mortgage loans in the secondary market of $17,364, compared to $27,525 in 2010. The difference is attributed to a significant decrease in mortgage lending activity during the majority of 2011. Noninterest income also includes service charge and fee income for services offered by the bank. In 2011, all other non-interest income, including service charges, totaled $85,996, compared to $24,223 in 2010. The increase is attributed to growth in the deposit portfolio resulting in $36,020 more in service charges, $9,869 more in debit card income, and $15,884 more in miscellaneous other income such as safe deposit box fees, wire fee income, and other fee income for services performed.

Noninterest Expense

Noninterest expense totaled $3,428,388 in 2011, compared to $3,217,168 in 2010. Salaries and employee benefits comprise the largest component of noninterest expense which totaled $2.1 million in 2011 and $1.9 million in 2010. The following additional noninterest expense components were the next most significant expenses experienced in 2011: occupancy and equipment expenses were $358,544, data processing and IT related expenses were $326,072, and professional services expenses, including auditors and legal counsel, were $218,111. These same expenses in 2010 were $399,294 for occupancy and equipment expense, $290,198 for data processing and IT expense, and $232,885 for professional services. FDIC and regulatory expense assessments remained relatively unchanged, totaling $117,406 in 2011 compared to $118,631 in 2010. Typically, FDIC and regulatory assessments are expected to increase as the Company grows. However, in 2011, our FDIC assessment did not increase due to changes the FDIC implemented to the assessment calculation.

Income Taxes

Due to our history of net losses, the bank has not recognized any income tax expenses. Additionally, until we become profitable, we will not recognize any tax benefit associated with our deferred taxes. For further discussion regarding our tax position, please refer to Note 1 to the Consolidated Financial Statements.

Balance Sheet Review

General

As of December 31, 2011, we had total assets of $94.4 million compared to $71.9 million as of December 31, 2010. The major asset categories were $11.3 million in cash and cash equivalents, $29.5 million in available-for-sale securities, and $51.4 million in net loans. Compared to 2010, we have significantly reduced our cash and deposit position and reinvested our dollars into higher yielding loans. Total liabilities as of December 31, 2011 were $80.3 million and were comprised primarily by retail customer deposits totaling $79.8 million. As of December 31, 2010 total liabilities were $57.1 million, with total deposits of $56.7 million. Shareholders’ equity was $14.1 million, or 14.92 % of assets, as of December 31, 2011, compared to $14.8 million, or 20.55% of assets, as of December 31, 2010. Book value per share was $6.43 at December 31, 2011, compared to $6.76 at December 31, 2010.

Cash and Cash Equivalents

Generally the Bank maintains only enough cash and deposits necessary to meet the needs of our day to day operations. Any excess funds are invested in higher yielding investment securities and loans. Occasionally, excess funds may be deposited in interest bearing bank deposits. As of December 31, 2011, the Company had $5.5 million in cash and deposits for operational needs, including $824,978 in overnight funds sold, $3.7 million at the Federal Reserve, and $885,796 with our primary correspondent bank. Additionally, the Company had $5.8 million in other interest-bearing bank deposits, including $3.9 million in time deposits and $1.9 million in money market deposit accounts.

During 2011, we invested our excess cash and funds into loans, effectively decreasing our cash and cash equivalents total from $18.6 million as of December 31, 2010 to $11.3 million as of December 31, 2011.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Total net loans at December 31, 2011 were $51.4 million, compared to $22.8 million as of December 31, 2010. Net loans outstanding were 54.45% of our total assets as of December 31, 2011, compared to 31.71% as of December 31, 2010.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2011 and 2010.

	December 31, 2011	Percentage of Total	December 31, 2010	Percentage of Total
Construction and land development	$4,875,191	9.26%	$5,528,181	23.72%
Real estate - mortgage	13,306,223	25.28%	5,631,112	24.17%
Real estate - other	29,685,774	56.39%	10,721,143	46.01%
Commercial and industrial	4,437,718	8.43%	1,090,301	4.68%
Consumer and other	334,491	0.64%	329,949	1.42%
Gross loans	52,639,397	100.00%	23,300,686	100.00%
Allowance for loan losses	(1,091,877)	-	(432,750)	-
Deferred loan fees, net	(132,311)	-	(73,850)	-
Total loans, net	$51,415,209	-	$22,794,086	-

The largest component of our loan portfolio at December 31, 2011 was loans that had real estate as a primary or secondary component of collateral, which represented 90.9% of the gross loan portfolio before the allowance for loan losses, compared to 93.9% as of December 31, 2010. Loans with real estate collateral increased $26 million in 2011 and Commercial loans grew $3.3 million. The growth was primarily due to the addition of two lenders to create a fully staffed lending team for the duration of the year who utilized their contacts in and knowledge of the market to successfully grow loans in 2011. Within the real estate category, 1-4 family residential mortgages represent 25.28% of the gross loan portfolio, while commercial and other real estate loans represent 56.39% of the gross loan portfolio.

Regulatory limitations are placed on the amount of real estate lending and construction lending the Company can support and are 300% and 100% of capital, respectively. As of December 31, 2011, the Company’s levels of CRE and construction loans as a percentage of capital were 116.9% and 35.4%, respectively, and are considered to be well within regulatory guidelines.

Additionally, the Bank has made contractual commitments to extend credit in the future. These commitments are not reflective in the financial statements until they are disbursed. At December 31, 2011, the Bank had unfunded commitments of $10.1 million, compared to $4.3 million at December 31, 2010.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2011.

	One Year or Less	Greater than One and Within Five Years	Greater than Five years	Total
Construction and land development	$1,997,510	$2,877,681	$-	$4,875,191
Real estate - mortgage	-	619,673	12,686,550	13,306,223
Real estate - other	5,089,022	18,761,232	5,835,520	29,685,774
Commercial and industrial	1,296,985	3,140,733	-	4,437,718
Consumer and other	225,858	101,081	7,552	334,491
Gross loans	$8,609,375	$25,500,400	$18,529,622	$52,639,397
Deferred loan fees, net				(132,311)
Gross loans, net of deferred fees				$52,507,086

Loans maturing after one year with:
Fixed interest rate				$21,725,721
Variable interest rate				22,304,301

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,091,877 as of December 31, 2011 or 2.07% of gross loans outstanding, compared to $432,750 as of December 31, 2010 or 1.86% of gross loans outstanding. Total provision expense for the year ended December 31, 2011 was $659,127, compared to $485,702 for the year ended December 31, 2010. The increase in provision during 2011 was primarily due to growth in the loan portfolio and an increase in classified assets.

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

Management considers the allowance for loan losses as of December 31, 2011 to be adequate and sufficient.

Credit Quality and Non-Performing Assets

There are various terms used to describe loans that display credit quality issues or are considered non-performing assets. These terms are not exclusive of each other. Therefore, one loan may fit within several categories of the following categories: past due loans, non-accrual loans, classified assets, impaired loans, and troubled debt restructurings.

One of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of December 31, 2011, we had loans past due totaling $427,559, compared to past due loans totaling $253,714 as of December 31, 2010.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed on non-accrual, all previously accrued interest that has not been received is reversed against current income. The recognition of interest on a non-accrual loan is placed on a cash basis and can be recognized when and if a payment is received. Generally, payments received on non-accrual loans are applied directly to principal. At December 31, 2011, we had four real estate loans totaling $676,783 and one consumer loan totaling $21,787 in non-accrual status. At December 31, 2010, we had two real estate loans totaling $137,277 in non-accrual status.

Loans are assigned a credit quality “grade” upon their origination. The credit quality grade is determined by the Chief Credit Officer during his review of the loan, prior to its approval. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The individual loan officers are responsible for assessing the risk of each loan in their respective portfolios. In addition, our Chief Credit Officer coordinates the periodic assessment of credits. Generally, any loans classified as Substandard, Doubtful, and Loss represent our non-performing loans and include loans past due and loans on nonaccrual. We had $3,337,162 in loans classified as Substandard or worse as of December 31, 2011, compared to $651,686 as of December 31, 2010.

Generally, non-performing loans are reviewed for their collectability. If it is determined that any part of the principal of the loan may not be collectible through payments from the customer or liquidation of the loan collateral, the loan is considered impaired and the bank will charge off the uncollectible amount. In 2011, we did not recognize any charge off amounts compared to $197,827 charged off in 2010. Impaired loans and non-performing loans can require higher loan loss reserves.

As of December 31, 2011, we had individually evaluated five loans for impairment totaling $698,570. Reserves for these five loans totaled $187,299, or 26.81% of their outstanding balances.

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of December 31, 2011, we had four loans restructured totaling $308,288, compared to one loan totaling $37,277 as of December 31, 2010. The pre-modification balances of these loans as of December 31, 2011 and 2010 were $320,224 and $37,277, respectively.

As of December 31, 2011, management was not aware of any additional loans with possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in disclosure of such loans as nonaccrual, past due, or impaired in future periods.

Investments

At December 31, 2011, the fair value of our available-for-sale investment portfolio totaled $29.5 million and represented 31.25% of our total assets. Our investments are diversified among U.S. government agency bonds, government agency backed mortgage-backed securities, GNMA collateralized mortgage obligations (CMOs), and a limited number of municipal bonds. The agencies backing the mortgage backed securities include the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Company (FHLMC), and the Federal Home Loan Bank (FHLB).

The amortized cost and fair value of our securities available-for-sale as of December 31, 2011 and 2010 are detailed in the following table.

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government-Sponsored Enterprises	$2,000,000	$2,001,408	$-	$-
Mortgage-backed securities (MBS)	21,245,677	21,359,284	24,284,541	23,933,181
Collateralized Mortgage Obligations (CMOs)	2,861,013	2,891,101	3,024,821	2,942,657
Municipal bonds	3,168,963	3,255,442	1,961,248	1,829,473
Total securities	$29,275,653	$29,507,235	$29,270,610	$28,705,311

The Company collateralizes the uninsured deposits of certain depositors by pledging securities from its investment portfolio. As of December 31, 2011, securities pledged to secure deposits had amortized carrying costs of $6,271,639 and market value of $6,337,371.

The investment portfolio is managed with consideration given to multiple factors, including, but not limited to, diversification, yield, duration, prepayment risk, and interest rate risk. In 2011, the size of the investment portfolio was maintained at 2010 levels. The investment portfolio is used to maximize the earnings potential of our cash. The contractual maturity distribution of the Bank’s available-for-sale securities portfolio as of December 31, 2011 is summarized below. Actual maturities may differ from contractual maturities shown below since issuers may have the right to prepay these obligations without pre-payment penalties.

	Due after 1 through 5 Years		Due after 5 through 10 Years		Due after 10 Years		Total
December 31, 2011	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
Government-Sponsored Enterprises	$-	-	$-	0.00%	$2,001,408	3.00%	$2,001,408	3.00%
Mortgage-backed securities (MBS)	-	-	-	0.00%	21,359,284	3.10%	21,359,284	3.10%
Collateralized Mortgage Obligations (CMOs)	-	-	-	0.00%	2,891,101	2.29%	2,891,101	2.29%
Municipal Bonds	-	-	928,057	3.70%	2,327,385	3.20%	3,255,442	3.34%
Total	$-	-	$928,057	3.70%	$28,579,178	3.02%	$29,507,235	3.04%

At December 31, 2011 and 2010, the Bank also had restricted equity securities that consisted of stock in the Federal Reserve Bank of Richmond totaling $394,050 and $456,300, respectively. This stock is required as part of our membership with the Federal Reserve and is not classified as available for sale. The amount of the stock ownership required is based on the Bank’s equity position and is subject to change quarterly upon notification by the Federal Reserve. In 2011, this stock paid a quarterly dividend equal to 6%.

Additionally, the Bank became a member of the Federal Home Loan Bank (“FHLB”) in 2011 and stock ownership is a requirement of membership. The amount of FHLB stock held is based on total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. At December 31, 2011, the Bank owned $183,800 in FHLB stock. Dividends received on FHLB stock are subject to change quarterly. In 2011, the average yield was .49%.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits. Our total deposits as of December 31, 2011 were $79.8 million, compared to $56.7 million at December 31, 2010. The following table shows the average balance outstanding for each deposit type and the average rates paid on deposits held by us during the years ended December 31, 2011 and 2010.

December 31, 2011	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$3,953,597	0.00%
Interest checking	3,212,939	1.26%
Money market	35,130,396	1.04%
Savings	225,526	0.73%
Certificates of deposit < $100,000	8,013,188	1.70%
Certificates of deposit ≥ $100,000	18,885,740	1.52%
Total	$69,421,386	1.20%

December 31, 2010	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$1,421,910	0.00%
Interest checking	2,023,581	0.98%
Money market	22,737,092	1.59%
Savings	107,432	0.79%
Certificates of deposit < $100,000	6,655,132	2.34%
Certificates of deposit ≥ $100,000	16,183,699	2.13%
Total	$49,128,846	1.80%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $55.8 million at December 31, 2011 and represent 69.9% of total deposits, compared to $39.1 million, or 69.03% of total deposits, at December 31, 2010.

The maturity of our certificates of deposit over $100,000 at December 31, 2011 is set forth in the following table.

Three months or less	$5,111,159
Over three through six months	3,060,710
Over six through twelve months	6,714,159
Over twelve months	9,062,114
Total	$23,948,142

Borrowings

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions. Our aggregate amount of short-term borrowings available at December 31, 2011 was $8 million.

Through its membership with the FHLB, the Bank has additional borrowing capacity in the form of advances. Advances from the FHLB may be short term or long term in nature and require collateralization by the pledging of eligible loans and/or eligible investment securities. The amount of advances available to the bank is determined by its total assets each quarter. As of December 31, 2011, the Bank had access to $9.15 million in FHLB advances.

The Bank had no borrowing needs in 2011, but tests its lines at least once annually. There were no outstanding borrowings or federal funds purchased at December 31, 2011.

The following is a schedule of borrowings available to the Company as of December 31, 2011.

Correspondent Bank	Commitment	Balance Outstanding
CenterState Bank	$3,000,000	$-
South Carolina Bank & Trust	2,000,000	-
SunTrust Bank	3,000,000	-
	$8,000,000	$-

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and cash flow generated from payments on and maturities of our securities. We plan to meet our future cash needs through the generation of deposits. Our immediate cash availability is reflected on the balance sheet in the form of cash, deposits at other financial institutions, and federal funds sold. If necessary, we have the ability to sell portions of our investment portfolio to manage cash. In addition, we have the ability, on a short-term basis, to access our borrowings available from other financial institutions.

As of December 31, 2011, cash and deposits with other financial institutions totaled $11.3 million. The market value of our available for sale investment portfolio totaled $29.5 million, of which $6.3 million is pledged to secure deposits. Our borrowing availability totaled $8 million in overnight fed funds purchased and $9.15 million in FHLB advances. We believe our current liquidity levels are adequate to meet our operating needs and we have the ability to access sufficient amounts of future liquidity to meet our ongoing operating needs.

Capital Resources

Total shareholders’ equity was $14.1 million at December 31, 2011, compared to $14.8 million at December 31, 2010. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering net of offering expenses, of which $19.9 million was initially used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank at a future date and to cover operating expenses at the holding company. Equity was reduced by the net losses for the year ended December 31, 2010 of $2 million and net losses for the year ended December 31, 2011 of $1.3 million.

The Federal Reserve requires bank holding companies to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. The company maintains levels of capital on a consolidated basis and was considered “well capitalized” under the Federal Reserve’s capital guidelines as of December 31, 2011. Additionally, the bank is subject to its own capital requirements set forth by its primary regulator, the OCC, and is also considered “well capitalized” as of December 31, 2011.

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

In addition to the minimum capital requirements, levels required to be considered “well capitalized” are detailed in the table below. Furthermore, as a denovo banking institution, our primary regulator, the OCC, has placed the Bank under stricter capital requirements. These higher capital requirements are also disclosed below, along with the actual capital ratios calculated on a consolidated and bank-only basis as of December 31, 2011 and 2010.

	Tier 1 Leverage	Tier 1 Risk-based	Total Risk-Based

Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be Well Capitalized	5.00%	6.00%	10.00%
Minimums Specific to Coastal Carolina National Bank	8.00%	8.00%	12.00%

Actual Ratios at December 31, 2011
Coastal Carolina National Bank	14.14%	24.64%	25.89%
Consolidated	14.87%	26.16%	27.42%

Actual Ratios at December 31, 2010
Coastal Carolina National Bank	20.34%	51.23%	52.49%
Consolidated	21.33%	54.38%	55.64%

We believe that our capital is sufficient to fund the activities of the Bank and will support the rate of asset growth anticipated in the future.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2011 and 2010. Since our inception, we have not paid cash dividends.

	2011	2010

Loss on average assets	(1.5)%	(3.1)%

Loss on average equity	(9.0)%	(12.5)%

Average equity to average assets ratio	16.8%	24.6%

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

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The Company had no issued standby letters of credit outstanding at December 31, 2011 or 2010. Unfunded loan commitments totaled $10.1 million as of December 31, 2011 and $4.3 million as of December 31, 2010.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Coastal Carolina Bancshares, Inc.

Myrtle Beach, South Carolina

We have audited the accompanying consolidated balance sheets of Coastal Carolina Bancshares, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Carolina Bancshares, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 29, 2012

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Cash and non-interest due from banks	$1,023,828	$539,685
Federal funds sold	824,978	1,589,151
Interest-bearing bank deposits	9,471,498	16,465,014
Total cash and cash equivalents	11,320,304	18,593,850
Securities available for sale	29,507,235	28,705,311
Federal Reserve Bank stock	394,050	456,300
Federal Home Loan Bank stock	183,800	-
Loans held for sale	888,750	340,000
Loans receivable	52,639,397	23,300,686
Deferred loan fees, net	(132,311)	(73,850)
Allowance for loan losses	(1,091,877)	(432,750)
Loans, net	51,415,209	22,794,086
Premises and equipment, net	246,443	333,551
Accrued income and other assets	468,888	663,435
Total assets	$94,424,679	$71,886,533

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$4,819,581	$2,319,623
Interest checking	4,604,083	2,432,715
Money market	35,352,570	27,071,059
Savings	500,947	104,515
Certificates of deposit	34,500,228	24,759,204
Total deposits	79,777,409	56,687,116
Accrued expenses and other liabilities	561,446	428,129
Total liabilities	80,338,855	57,115,245

Commitments and contingencies (Note 16)

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 2,190,500 and 2,185,000 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	21,905	21,850
Additional paid-in capital	21,794,089	21,667,958
Unearned compensation, nonvested restricted stock	(44,583)	(25,000)
Retained deficit	(7,826,852)	(6,548,688)
Accumulated other comprehensive income (loss)	141,265	(344,832)
Total shareholders’ equity	14,085,824	14,771,288
Total liabilities and shareholders’ equity	$94,424,679	$71,886,533

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010
Interest income
Loans, including fees	$2,252,574	$971,602
Federal funds sold and interest-bearing bank deposits	88,603	375,239
Securities	831,794	783,143
Federal Reserve & Federal Home Loan stock dividend	25,834	29,332
Total interest income	3,198,805	2,159,316
Interest expense
Deposits:
Interest checking	40,409	19,730
Money market and savings	368,333	363,290
Certificates of deposit < $100,000	136,372	155,939
Certificates of deposit ≥ $100,000	287,707	344,214
Lines of credit and other borrowings	196	88
Total interest expense	833,017	883,261
Net interest income before provision for loan losses	2,365,788	1,276,055
Provision for loan losses	659,127	485,702
Net interest income after provision for loan losses	1,706,661	790,353
Noninterest income
Service charges on deposits	47,369	11,349
ATM, debit, and merchant fees	18,044	8,175
Gain on sale of loans	17,364	27,525
Gain on sale of investment securities	340,203	364,278
Other	20,583	4,699
Total noninterest income	443,563	416,026
Noninterest expense
Salaries and employee benefits	2,061,707	1,869,913
Occupancy and equipment	358,544	399,294
Data processing	326,072	290,198
Professional services	218,111	232,885
Marketing and business development	142,576	118,862
Shareholder communications	39,019	32,524
Corporate insurance	25,849	24,238
Postage and supplies	39,770	36,720
Telecommunications	21,217	20,738
FDIC insurance and regulatory assessments	117,406	118,631
Other	78,117	73,165
Total noninterest expense	3,428,388	3,217,168
Loss before income taxes	(1,278,164)	(2,010,789)
Income taxes	-	4,356
Net loss	$(1,278,164)	$(2,015,145)

Loss per share
Basic and diluted loss per share	$(0.58)	$(0.92)

Average shares outstanding	2,189,899	2,185,666

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

	Common Stock		Additional Paid-in Capital	Unearned Compensation Nonvested Restricted Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount

December 31, 2009	2,186,000	$21,860	$21,604,774	$(51,111)	$(4,533,543)	$(100,826)	$16,941,154
Net Loss	-	-	-	-	(2,015,145)	-	(2,015,145)
Change in unrealized gains and losses on securities, net	-	-	-	-	-	(244,006)	(244,006)

Total comprehensive loss	-	-	-	-	-	-	(2,259,151)
Organizer/founder warrants	-	-	16,488	-	-	-	16,488
Stock-based compensation expense	-	-	56,696	16,111	-	-	72,807
Restricted Stock	(1,000)	(10)	(10,000)	10,000	-	-	(10)
December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288

December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288
Net Loss	-	-	-	-	(1,278,164)	-	(1,278,164)
Change in unrealized gains and losses on securities, net	-	-	-	-	-	486,097	486,097

Total comprehensive loss	-	-	-	-	-	-	(792,067)
Organizer/founder warrants	-	-	16,488	-	-	-	16,488
Stock-based compensation expense	-	-	48,587	41,528	-	-	90,115
Restricted Stock	5,500	55	61,056	(61,111)	-	-	-
December 31, 2011	2,190,500	$21,905	$21,794,089	$(44,583)	$(7,826,852)	$141,265	$14,085,824

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Operating activities
Net loss	$(1,278,164)	$(2,015,145)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	659,127	485,702
Increase in deferred loan fees, net	58,459	43,257
Gains on sale of loans held for sale	(17,364)	(27,525)
Origination of loans held for sale, net	(1,576,778)	(2,248,841)
Proceeds from sale of loans held for sale	1,045,393	1,936,366
Premium amortization and discount accretion on securities, net	352,755	170,668
Securities gains, net	(340,203)	(364,278)
Depreciation and amortization expense	117,539	167,662
Stock-based compensation expense	106,603	89,285
Increase in accrued interest receivable	(62,037)	(96,785)
Decrease in accrued interest payable	(4,481)	(226)
Decrease in other assets	36,117	38,306
Increase in other liabilities	47,481	194,910
Net cash used in operating activities	(855,553)	(1,626,644)

Investing activities
Net increase in loans	(29,338,709)	(12,886,052)
Purchases of securities available for sale	(30,029,347)	(42,604,632)
Proceeds from paydowns of securities available for sale	3,705,617	2,336,434
Proceeds from sales of securities available for sale	26,306,134	28,381,870
Redemption of Federal Reserve Bank stock	62,250	68,950
Purchase of Federal Home Loan Bank stock	(183,800)	-
Purchases of premises and equipment	(30,431)	(37,039)
Net cash used in investing activities	(29,508,286)	(24,740,469)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	13,349,269	8,267,793
Net increase in certificates of deposit	9,741,024	4,435,459
Net cash provided by financing activities	23,090,293	12,703,252

Net decrease in cash and cash equivalents	(7,273,546)	(13,663,861)

Cash and cash equivalents, beginning of period	18,593,850	32,257,711
Cash and cash equivalents, end of period	$11,320,304	$18,593,850

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$837,498	$883,486
Non-cash items:
Unrealized gains (losses) on securities available for sale (net of tax expense of $310,783 for 2011 and tax benefit of $160,485 for 2010)	486,097	(244,006)

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for Coastal Carolina National Bank (the Bank). The Bank began banking operations on June 8, 2009. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Myrtle Beach, South Carolina. The Bank is a nationally-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation.

Basis of Presentation – The accompanying financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds sold are for one-day periods.

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold, and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Horry County and northern Georgetown County markets. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

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

The Company places its deposits and correspondent accounts with and sells its federal funds to high-quality institutions. As of December 31, 2011, the Company had on deposit $3.0 million, or 21.0% of the Company’s shareholders’ equity, with its primary correspondent bank. This amount includes both interest bearing and non-interest bearing deposits. Management believes credit risk associated with its primary and other correspondent banks is not significant based on an evaluation of their financial statements and general knowledge of their operations.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Investment Securities – All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. The Company intends to hold available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in repayment risk, changes in the liquidity needs of the Bank, and other factors. Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities.

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

Realized gains and losses for securities are included in earnings, determined on the basis of cost of each specific security sold, are included in earnings on the settlement date.

Nonmarketable equity securities without a readily determinable fair value are reported at cost. As of December 31, 2011, nonmarketable equity securities include the Bank’s investment in Federal Reserve Bank stock and Federal Home Loan Bank stock.

Loans and Loans Held for Sale – Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loans held for sale are carried at the lower of the carrying amount or fair value applied on an aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations.

Conforming fixed-rate residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to generally sell all of the production of these loans. Other types of loans may either be held for investment purposes, sold, or securitized. Loans originated for portfolio that are subsequently transferred to held for sale based on management’s decision to sell are transferred at the lower of cost or fair value. Write-downs of the loans’ carrying value attributable to credit quality are charged to the allowance for loan losses while write-downs attributable to interest rates are charged to noninterest income. As of December 31, 2011 and 2010, the Bank had $888,750 and $340,000, respectively, in loans held for sale.

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

Allowance for Loan Losses – The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying ollateral, and holding and disposal costs. The allowance for loan losses is increased by provisions charged to expense and

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

reduced by loans charged off, net of recoveries. Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The allowance for loan losses calculation process has two components. The recorded allowance for loan losses is the aggregate of these two components. The first component represents the estimated probable losses inherent within the general loan portfolio based on historical experience, adjusted for environmental conditions such as uncertainties in economic conditions, trends in borrowers’ financial condition, delinquency trends, trends in lending, results of internal and external loan reviews, and other factors. The second component represents the allowance for loan losses for impaired loans. To determine this component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. Impaired loans are evaluated using one of three methods; a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate, the fair value of the collateral less costs to sell, or the observable market price of the loan.

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As of December 31, 2011 and 2010, the Company had no foreclosed real estate.

Premises and Equipment – Premises and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of premises and equipment are computed using the straight-line method over the assets’ estimated useful lives. Useful lives range from three to ten years for software, furniture and equipment, computer equipment, and automobile, and over the shorter of the estimated useful lives or the term of the lease for leasehold improvements.

Stock-based Compensation – The Company accounts for stock-based compensation to employees as outlined in the accounting standards. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used to estimate the fair value of restricted stock. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized net of awards expected to be forfeited.

Income Taxes – Deferred tax assets and liabilities will be recognized for the future tax benefits or consequences attributable to differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date. Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events, including the timing, nature, and amount of future income.

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

The Company believes its loss position may adversely impact its ability to recognize the full benefit of its deferred tax asset. Therefore, the Company currently has placed a valuation allowance for its full deferred tax asset. As of December 31, 2011, the deferred tax asset totaled $2,594,647.

Comprehensive Loss – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss).

Earnings (Loss) Per Share – Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options, restricted stock, and warrants.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Financial Instruments – In the ordinary course of business, the Company enters into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that affect the Company’s accounting, reporting, and disclosure of financial information:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. The Company is required to include these disclosures in its interim and annual financial statements. See Note 4.

Disclosures about Troubled Debt Restructurings (“TDRs” required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB deliberates future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Cash and Cash Equivalents

As of December 31, 2011, cash and cash equivalents totaled $11.3 million and consisted of $1 million in cash and noninterest-bearing deposits with other banks, $9.5 million in interest-bearing deposits in other banks, and $824,978 in federal funds sold. Interest-bearing deposits in other banks included $3.9 million in CDs invested at other banks that carry a weighted average rate of 0.69% with maturities between 2 months and 21 months. Also included is $3.7 million at the Federal Reserve and $1.9 million in money market deposit accounts. These balances allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

As of December 31, 2010, cash and noninterest-bearing deposits with other banks totaled $539,685. Interest-bearing deposits in other banks were $16.5 million at December 31, 2010, and included $9.5 million in CDs invested at other banks that carry a weighted average rate of 1.88% with maturities less than 12 months. Also included is $2.2 million at the Federal Reserve and $4.8 million in money market deposit accounts. Additionally, as of December 31, 2010, the Bank had $1.6 million in federal funds sold.

Note 3 – Securities

The fair value of the Bank’s securities available for sale totaled $29.5 million and $28.7 million as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Bank’s securities consisted of a U.S. Government Agency Bond issued by the Federal National Mortgage Association (FNMBA), city and county issued municipal bonds, mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), and collateralized mortgage obligations issued by the Government National Mortgage Association (GNMA), summarized as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-Sponsored Enterprises	$2,000,000	$1,408	$-	$2,001,408
Municipal bonds	3,168,963	86,479	-	3,255,442
Collateralized mortgage obligations (CMOs)	2,861,013	30,088	-	2,891,101
Mortgage-backed securities (MBSs)	21,245,677	145,690	(32,083)	21,359,284
Total securities available for sale	$29,275,653	$263,665	$(32,083)	$29,507,235

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$1,961,248	$-	$(131,775)	$1,829,473
Collateralized mortgage obligations (CMOs)	3,024,821	-	(82,164)	2,942,657
Mortgage-backed securities (MBSs)	24,284,541	9,615	(360,975)	23,933,181
Total securities available for sale	$29,270,610	$9,615	$(574,914)	$28,705,311

The contractual maturity distribution of the Bank’s securities portfolio at December 31, 2011 are summarized below. Actual maturities may differ from contractual maturities shown below since issuers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities Available For Sale
	Amortized Cost	Fair Value
Due in less than one year	$-	$-
Due after one year but within five years	-	-
Due after five years but within ten years	888,041	928,057
Due after ten years	28,387,612	28,579,178
Total (1)	$29,275,653	$29,507,235
(1) Maturities estimated based on average life of security.

At December 31, 2011 and 2010, the Bank also owned Federal Reserve Bank (“FRB”) stock with a cost of $394,050 and $456,300, respectively, with a yield of 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity decreases due to losses, the amount of FRB stock may also decrease quarterly.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

At December 31, 2011, the Bank owned $183,800 in Federal Home Loan Bank (“FHLB”) stock but owned no FHLB stock at December 31, 2010. The Bank became a member of the FHLB in 2011 and stock ownership is a requirement of membership. The amount of FHLB stock held is based on total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. Dividends received on FHLB stock are subject to change quarterly. In 2011, the yield was .49%.

Securities pledged to secure public deposits had amortized carrying costs of $6,271,639 and market value of $6,337,371 at December 31, 2011. At December 31, 2010, securities pledged to secure public deposits had amortized carrying costs of $4,960,779 and market value of $5,021,219.

Gross gains and losses recognized on the sale of securities in 2011 and 2010 are summarized as follows:

	For the Calendar Year
	2011	2010
Gross gains	$340,203	$367,571
Gross losses	-	(3,293)
Net gains	$340,203	$364,278

There were no write-downs for other-than-temporary declines in the fair value of debt securities in 2011 or 2010. The following table summarizes the unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$10,734,122	$(32,083)	$-	$-	$10,734,122	$(32,083)
Collateralized Mortgage Obligations	-	-	-	-	-	-
Municipal Bonds	-	-	-	-	-	-
Total temporarily impaired securities	$10,734,122	$(32,083)	$-	$-	$10,734,122	$(32,083)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$20,467,363	$(360,975)	$-	$-	$20,467,363	$(360,975)
Collateralized Mortgage Obligations	2,942,657	(82,164)	-	-	2,942,657	(82,164)
Municipal Bonds	1,829,473	(131,775)	-	-	1,829,473	(131,775)
Total temporarily impaired securities	$25,239,493	$(574,914)	$-	$-	$25,239,493	$(574,914)

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 4 – Loans

The composition of loans portfolio is based on the purpose of the loan and is summarized as follows:

	December 31,
	2011	2010
Construction and land development	$4,875,191	$5,528,181
Real estate - mortgage	13,306,223	5,631,112
Real estate - other	29,685,774	10,721,143
Commercial and industrial	4,437,718	1,090,301
Consumer and other	334,491	329,949
Gross loans	52,639,397	23,300,686
Allowance for loan losses	(1,091,877)	(432,750)
Deferred loan fees, net	(132,311)	(73,850)
Total loans, net	$51,415,209	$22,794,086

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

The first step in the process is to risk grade each loan in the portfolio based on one common set of parameters that include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience of the borrower, and other factors. The general pool of performing loans is then segmented into categories based on FFIEC call codes, which segments loans into types such as commercial loans, construction loans, consumer loans, and so on based on the collateral that secures the loan. Segmenting the loan portfolio by collateral is necessary when determining the loan loss allowance, as collateral values often determine the final loss. The loss history of each loan type is measured and includes actual history experienced by the bank and the loss experiences of peer banks. The loss history results in a factor that is applied to each loan pool. Additionally, other factors are applied to represent known or expected changes to the loan portfolio resulting from economic and industry developments, the depth and knowledge of management, changes in policies and practices, and more. These environmental factors require judgment and estimates, and the eventual outcomes may differ from the estimates. The combined factors are applied to each loan category and result in the necessary allowance for the general performing loan pool.

Non-performing loans, including losses with loan grades of Substandard, Doubtful, or worse, and including past due loans and loans on non-accrual are evaluated separately. Impaired loans and non-performing loans can require higher loan loss reserves. If a loan is individually evaluated and identified as impaired, it is measured by using one of three methods; either the fair value of the collateral less costs to sell, present value of expected future cash flows discounted at the loans effective interest rate, or observable market price of the loan. Management chooses a method on a loan-by-loan basis depending on which information is available. Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from the estimates.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at December 31, 2011 and 2010.

Loans are categorized differently in the allowance tables compared to the loan composition table above. The loan composition table reflects categories determined by the loan purpose, whereas the allowance table below reflects categories that are based on the collateral that secures the loan as defined by the FFIEC call codes. For example, a loan made for commercial purposes but secured by 1-4 family real estate will be reported as a Commercial Loan in the composition table, but is considered a Real Estate 1-4 Family in the allowance tables.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2011

	Construction and Land Development	Real Estate 1-4 Family	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	(28,095)	134,661	515,098	62,142	32,915	(57,594)	659,127

Ending Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877

Ending Balances:
Individually evaluated for impairment	$6,784	$21,446	$137,282	$-	$21,787	$-	$187,299

Collectively evaluated for impairment	$57,386	$192,263	$562,878	$77,123	$13,240	$1,688	$904,578

Loans receivable:
Ending balance - total	$4,875,191	$19,880,090	$21,783,860	$4,437,718	$1,662,538		$52,639,397

Ending Balances:
Individually evaluated for impairment	$120,384	$166,117	$390,282	$-	$21,787		$698,570

Collectively evaluated for impairment	$4,754,807	$19,713,973	$21,393,578	$4,437,718	$1,640,751		$51,940,827

	Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2010

	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$42,442	$7,317	$80,054	$14,206	$826	$-	$144,845
Charge-offs	-	-	(197,797)	-	(30)	-	(197,827)
Recoveries	-	-	-	-	30	-	30
Provisions	49,823	71,731	302,805	775	1,286	59,282	485,702

Ending Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750

Ending Balances:
Individually evaluated for impairment	$17,466	$-	$152,287	$-	$232	$-	$169,985

Collectively evaluated for impairment	$74,799	$79,048	$32,775	$14,981	$1,880	$59,282	$262,765

Loans receivable:
Ending balance - total	$5,528,181	$5,631,112	$10,721,143	$1,090,301	$329,949		$23,300,686

Ending Balances:
Individually evaluated for impairment	$253,984	$-	$2,249,804	$-	$30,946		$2,534,734

Collectively evaluated for impairment	$5,274,197	$5,631,112	$8,471,339	$1,090,301	$299,003		$20,765,952

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of December 31, 2011, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

Generally, the first indication of the non-performance of a loan is a missed payment. Thus, one of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of December 31, 2011, loans past due totaled $427,559, of which $37,277 was past due greater than 90 days. As of December 31, 2010, loans past due totaled $253,714, of which $137,277 was past due greater than 90 days.

Below are tables that present the past due status of loans receivable as of December 31, 2011 and 2010.

December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current on Nonaccrual	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$-	$-	$37,277	$83,107	$4,754,807	$4,875,191	$-
Real estate - mortgage	-	-	-	166,117	13,140,106	13,306,223	-
Real estate - other	390,282	-	-	-	29,295,492	29,685,774	-
Commercial and industrial	-	-	-	-	4,437,718	4,437,718	-
Consumer and other	-	-	-	21,787	312,704	334,491	-
Total	$390,282	$-	$37,277	$271,011	$51,940,827	$52,639,397	$-

December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Current on Nonaccrual	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$116,437	$-	$137,277	$-	$5,274,467	$5,528,181	$-
Real estate - mortgage	-	-	-	-	5,631,112	5,631,112	-
Real estate - other	-	-	-	-	10,721,143	10,721,143	-
Commercial and industrial	-	-	-	-	1,090,301	1,090,301	-
Consumer and other	-	-	-	-	329,949	329,949	-
Total	$116,437	$-	$137,277	$-	$23,046,972	$23,300,686	$-

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Below is a table presenting information regarding nonaccrual loans at December 31, 2011 and 2010.

Non-Accrual Loans
	December 31,
	2011	2010
Construction and land development	$120,384	$137,277
Real estate - mortgage	166,117	-
Real estate - other	390,282	-
Commercial and industrial	-	-
Consumer and other	21,787	-
Total	$698,570	$137,277

At December 31, 2011, the bank had five loans totaling $698,570 in non-accrual status. At December 31, 2010, the Bank had two loans in non-accrual status totaling $137,277. The Bank did not have any loans past due 90 days and still accruing as of December 31, 2011 and 2010.

Loans are assigned a credit risk grade upon their origination. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The Bank had $3,337,162 and $651,686 in loans classified as Substandard or worse as of December 31, 2011 and 2010, respectively.

General definitions for each credit risk level are as follows:

—	Prime credits present little to no risk as they are secured by cash and/or the borrowers have unquestionable strength with access to liquidity.
—

Good credits have average risk. Borrowers have sound primary and secondary repayment sources, strong debt capacity and coverage, and substantial liquidity and net worth. Commercial borrowers in this category work within industries exhibiting strong trends and the company exhibits favorable profitability, liquidity, and leverage trends with good management in key positions.

—

Acceptable credits are those that perform relatively close to expectations with adequate evidence the borrower is generating adequate cash flows to service the debt. Borrowers have good debt coverage and capacity, average liquidity and net worth, and operate in industries the exhibit good trends.

—

Acceptable with care credits may be borrowers who exhibit a limited asset base and liquidity, have debt capacity that is limited, or may be a start up venture that is dependent on guarantor strength. These borrowers have elements of risk the Bank chooses to closely monitor.

—

Special mention credits have a potential weakness that deserves close attention. If left uncorrected, these potential weaknesses may result in deterioration. Credits in this category are formally monitored on a recurring basis.

—

Substandard credits are inadequately protected by the worth and paying capacity of the borrower or of the collateral pledged. These credits exhibit a well-defined weakness that may jeopardize the liquidation of the debt. There is a possibility these credits may result in losses if the observed weakness is not corrected.

—	Doubtful credits have all the weaknesses of a substandard credit with the added characteristic that the weakness makes collection or liquidation in full improbable.
—

Loss assets are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. Losses should be taken in the period in which they surface as uncollectible.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Credit risk grades within the loan portfolio as of December 31, 2011 and 2010 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans
	December 31, 2011			December 31, 2010
	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Commercial	Commercial Real Estate Construction	Commercial Real Estate
Prime	$425,000	$-	$-	$260,000	$-	$-
Good	2,000,000	-	-	-	-	-
Acceptable	245,490	1,978,000	11,296,180	90,870	2,450,014	3,424,704
Acceptable with care	1,567,228	1,231,118	14,120,577	739,431	1,209,159	5,046,634
Special mention	-	-	1,400,143	-	-	1,851,832
Substandard assets	200,000	120,384	2,868,874	-	137,277	397,972
Doubtful assets	-	-	-	-	-	-
Loss assets	-	-	-	-	-	-
Total	$4,437,718	$3,329,502	$29,685,774	$1,090,301	$3,796,450	$10,721,142

Credit Risk Profile of Residential Loans
	December 31, 2011				December 31, 2010
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction
Prime	$-	$-	$-	$-	$-	$-	$-	$-
Good	174,479	-	-	-	45,808	-	-	-
Acceptable	11,983,976	1,545,689	-	-	5,004,637	1,577,794	-	-
Acceptable with care	798,489	-	-	-	580,667	37,500	-	-
Special mention	183,162	-	-	-	-	-	-	-
Substandard assets	166,117	-	-	-	-	116,437	-	-
Doubtful assets	-	-	-	-	-	-	-	-
Loss assets	-	-	-	-	-	-	-	-
Total	$13,306,223	$1,545,689	$-	$-	$5,631,112	$1,731,731	$-	$-

Credit Risk Profile of Consumer Loans
	December 31, 2011		December 31, 2010
	Consumer - Auto	Consumer - Other	Consumer - Auto	Consumer - Other
Prime	$-	$224,075	$-	$18,722
Good	20,795	-	-	-
Acceptable	27,013	19,456	65,008	204,045
Acceptable with care	-	6,791	-	11,228
Special mention	14,574	-	-	30,946
Substandard assets	-	21,787	-	-
Doubtful assets	-	-	-	-
Loss assets	-	-	-	-
Total	$62,382	$272,109	$65,008	$264,941

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans totaled $698,570 and $137,277 as of December 31, 2011 and 2010, respectively, and were represented by loans on non-accrual. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the years ended December 31, 2011 and 2010.

	$698,570	$698,570	$698,570	$698,570	$698,570
Impaired Loans For the Year Ended December 31, 2011
	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized
With no related allowance recorded:	$-	$-	$-	$-	$-

With an allowance recorded:
Construction and land development	120,384	120,384	126,737	6,784	-
Real estate - mortgage	166,117	166,117	131,623	21,446	7,487
Real estate - other	390,282	390,282	390,283	137,282	-
Commercial and industrial	-	-	-	-	-
Consumer loans to individuals	21,787	21,787	23,741	21,787	-
Total:	$698,570	$698,570	$672,384	$187,299	$7,487

Impaired Loans For the Year Ended December 31, 2010
	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized
With no related allowance recorded:	$-	$-	$-	$-	$-

With an allowance recorded:
Construction and land development	137,277	137,277	137,630	-	-
Real estate - mortgage	-	-	-	-	-
Real estate - other	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer loans to individuals	-	-	-	-	-
Total:	$137,277	$137,277	$137,630	$-	$-

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of December 31, 2011, the bank has four loans that qualify as troubled debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of December 31, 2011 and 2010.

December 31, 2011
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted
Construction and land development	2	$137,426	$120,384	1	$37,277
Real estate - mortgage	1	155,352	166,117	-	-
Real estate - other	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	1	27,446	21,787	-	-
Total	4	$320,224	$308,288	1	$37,277

December 31, 2010
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted
Construction and land development	1	$37,277	$37,277	1	$37,277
Real estate - mortgage	-	-	-	-	-
Real estate - other	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total	1	$37,277	$37,277	1	$37,277

As of December 31, 2011, management was not aware of any additional loans that were not already considered for impairment or categorized as impaired or non-accrual.

Note 5 – Premises and Equipment

The composition of premises and equipment is summarized as follows:

	December 31,
	2011	2010
Furniture, fixtures, and equipment	$354,836	$351,356
Computer software	210,816	199,332
Leasehold improvements	134,359	132,823
Automobiles	38,915	38,915
Construction and FF&E in process	21,008	3,830
Total premises and equipment	759,934	726,256
Accumulated depreciation and amortization	(513,491)	(392,705)
Premises and equipment, net	$246,443	$333,551

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $117,539 and $167,662, respectively.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 6 – Leases

On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina from an entity controlled by a director. The term of the initial lease was for three years with four one-year renewal options. Rent increases three percent each renewal period. The lease was amended on February 12, 2008, making adjustments for the rent leading up to the opening of the branch and thereafter. The second extension option was exercised for the period of November 2011 through October 2012.

Rental expense for the years ended December 31, 2011 and 2010 was $166,297 and $161,453, respectively.

Future minimum lease payments under the lease, excluding any renewal options, are $142,028 in 2012.

Note 7 – Deposits

The composition of deposits is summarized as follows:

	December 31, 2011	Percentage of Total
Noninterest bearing demand	$4,819,581	6.0%
Interest checking	4,604,083	5.8
Money market	35,352,570	44.3
Savings	500,947	0.7
Certificates of deposit < $100,000	10,552,086	13.2
Certificates deposit ≥ $100,000	23,948,142	30.0
Total deposits	$79,777,409	100.0%

Certificates of deposit with denominations of $100,000 or more totaled $23.9 million and $17.6 million at December 31, 2011 and 2010, respectively. The Company has no brokered deposits.

At December 31, 2011, the scheduled maturities of all certificates of deposit are as follows:

Maturing in:	December 31, 2011
2012	$19,386,074
2013	13,682,762
2014	486,543
2015	185,673
2016	759,176
Total certificates of deposit	$34,500,228

Note 8 – Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2011 and 2010, these persons and firms were indebted to the Company in the aggregate amount of $983,345 and $608,514, respectively.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Related party loan transactions for the years 2011 and 2010 are summarized below:

	For the Calendar Year
	2011	2010
Balance, beginning of year	$608,514	$465,818
Advances	605,547	350,231
Repayments	(230,716)	(207,535)
Balance, end of year	$983,345	$608,514

Deposits from directors and executive officers and their related interests totaled $5,319,719 and $4,981,368 at December 31, 2011 and 2010, respectively.

The Company has entered into a lease agreement, as described in Note 6, to lease a building from a company in which one of our directors also serves on the lessor’s board of directors. Note 6 details the amount of lease payments made in 2011 and in previous years, as well as payments obligated to be made in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of our directors. The Company incurred marketing and public relations fees of $121,380 and $107,158 for services rendered by the firm for the years ended December 31, 2011 and 2010, respectively. The Company anticipates paying additional sums to that firm during 2012.

The Company engaged a law firm for general legal counsel in 2011 and 2010. One of our directors is a shareholder with that firm. The Company incurred legal fees of $8,437 and $22,812 for services rendered by the firm for the years ended December 31, 2011 and 2010. The Company anticipates paying additional sums to that firm during 2012.

Note 9 – Lines of Credit

As of December 31, 2011, the Company had unused lines of credit to purchase federal funds from correspondent banks totaling $8.0 million. These lines of credit are available on a one to fifteen-day basis for general corporate purposes. All of the lines do not contain maturity terms, and are subject to be withdrawn by the offering correspondent institution at their discretion. If borrowed upon, the lines of credit would be unsecured. The lines of credit available at December 31, 2011 were as follows:

Correspondent Bank	Commitment	Balance Outstanding
CenterState Bank	$3,000,000	$-
South Carolina Bank & Trust	2,000,000	-
SunTrust Bank	3,000,000	-
	$8,000,000	$-

The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank’s total assets, which totaled $9,150,000 as of December 31, 2011. As of December 31, 2011, the Bank had no borrowings on this line.

Note 10 – Shareholders’ Equity

The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share. As of December 31, 2011, common shares issued and outstanding totaled 2,190,500. In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share. As of December 31, 2011, no preferred shares were issued and outstanding.

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Bank for that year and the retained net income of the Bank for the preceding two years, minus the sum of any transfers required by the OCC and any transfers required to be made to a fund for the retirement of any preferred stock, unless the OCC approves the declaration and payment of dividends in excess of such amount.

Note 11 – Employee Benefit Plan

In 2010, the Company introduced a 401(k) defined contribution plan available to all employees to participate in at their discretion. Contributions to the plan charged to expense totaled $16,142 and $9,661 for the years ended 2011 and 2010, respectively.

Note 12 – Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the Plan) was approved by the Company’s Board of Directors (the Board) on June 3, 2009. Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and restricted stock awards. The Board reserved 161,778 shares of common stock for issuance under the stock incentive plan. Through December 31, 2011, there are 96,940 of stock options, net of forfeitures, that have been issued and not exercised, and there are 10,500 shares of restricted stock, net of forfeitures, that have been issued but have not vested. As of December 31, 2011 and 2010, 54,338 shares and 84,838 shares, respectively, were available for future issuance. The Company recognized stock-based compensation costs related to stock options and restricted stock awards of $90,115 and $72,797 for the year ended December 31, 2011 and 2010, respectively.

Stock options – The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options vest ratably at 20% per year for 5 years, and have a 10-year contractual term. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.

In June 2009, stock options totaling 121,940 were issued to three employees. In 2010 and 2011, two employees forfeited their options upon their departure for a combined total of 50,000 shares. A second stock option issuance occurred in February 2011 totaling 25,000 between two employees. As of December 31, 2011, vested stock options total 28,776. There have been no option exercises in 2011, 2010, or 2009.

The following table presents a summary of the stock option activity for the years ended December 31, 2011 and 2010.

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at December 31, 2009	91,940	$2.29	$10.00
Granted	-	-	-
Exercised	-	-	-
Forfeited	(20,000)	2.29	10.00
Outstanding at December 31, 2010	71,940	$2.29	$10.00
Options Exercisable as of December 31, 2010	14,388

Outstanding at December 31, 2010	71,940	$2.29	$10.00
Granted	25,000	2.24	10.00
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2011	96,940	$2.28	$10.00
Options Exercisable as of December 31, 2011	28,776

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant date	June 8, 2009	February 23, 2011
Total number of options granted	121,940	25,000
Expected volatility	7.40%	7.40%
Expected term	7 years	7 years
Expected dividend	0.00%	0.00%
Risk-free rate	3.60%	3.49%
Grant date fair value	$2.29	$2.24

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

As of December 31, 2011 and 2010, there was $60,174 and $58,360, respectively, of total unrecognized compensation cost related to the outstanding stock options that will be recognized over the remainder of their vesting schedule. There is no intrinsic value in these stock options as of December 31, 2011 and 2010, as the exercise price equals the last traded price of the Company’s common stock.

Restricted Stock Awards – The first grant of restricted stock awards occurred in June 2009, totaling 5,000 shares, with a vesting schedule of 36 months. In November 2009, another 1,000 restricted stock was awarded with a vesting schedule of 36 months. A third grant of 6,500 restricted stock awards was made in February 2011 with half of those shares vesting in 18 months and the remaining half vesting in 36 months. Two employees forfeited a combined total of 2,000 restricted stock awards upon their voluntary departure from the Bank in 2009 and 2010. The compensation expense of all restricted stock awards is recognized over the vesting period of each grant.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	6,000	$10.00
Granted	-	-
Forfeited	(1,000)	10.00
Outstanding at December 31, 2010	5,000	$10.00

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	5,000	$10.00
Granted	6,500	10.00
Forfeited	(1,000)	10.00
Outstanding at December 31, 2011	10,500	$10.00

As of December 31, 2011 and 2010, there was $44,583 and $25,000, respectively, of total unrecognized compensation cost related to the restricted stock awards that will be recognized over the remaining vesting schedules of the various grants.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 13 – Warrants

In recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 255,992 warrants to its Organizers and one Founder in June 2009. Of the amount granted, 231,992 warrants were vested immediately. The other 24,000 warrants were subject to an annual vesting schedule over 36 months. All warrants are exercisable at a price of $10.00 per share, the initial offering price, and expire June 8, 2019. There were 255,992 warrants outstanding at December 31, 2011 and 2010, respectively with a weighted average grant date fair value for all outstanding warrants equal to $2.29.

Warrants Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer/founder warrants	$ 10.00	231,992	7.5	$ 10.00
Director warrants	$ 10.00	16,000	7.5	$ 10.00
Total		247,992

Organizer warrants totaling 231,992 were immediately vested upon issuance. Of the 231,992 organizer/founder warrants, 64,547 were treated as compensatory with the fair market value of $147,814 charged to earnings in 2009. The remaining 167,445 organizer/founder warrants were investment warrants with the fair market value of $383,449, and were treated as a component of shareholders’ equity. The other 24,000 director warrants vest over three years. The Company recognized expense of $16,488 and $16,488 during the years ended December 31, 2011 and 2010, respectively, related to these director warrants. As of December 31, 2011 and 2010, respectively, there was $6,870 and $23,358 of total unrecognized compensation cost related to the outstanding warrants.

Note 14 – Employment Contracts

The Company entered into an employment contract with its Chief Executive Officer for three years in May 2008. In November 2011, the Company entered into a settlement agreement with its Chief Executive Officer upon his departure. The settlement agreement replaced the original agreement, and explains the consulting role the former Chief Executive Officer will provide to the Company to June 8, 2012. The current agreement includes payment provisions and health benefit coverage to June 8, 2012. Additionally, under the terms of the agreement, the former Chief Executive Officer is entitled to the use of the Company automobile. In the event his personal vehicle is used, mileage reimbursement will occur at the IRS established mileage rate. Future expenses associated with the contractual terms of the agreement are anticipated to be $94,635 during 2012.

Note 15 – Income Taxes

Income tax expense (benefit) consisted of the following:

	For the Calendar Year
	2011	2010

Current:
Federal	$-	$-
State	-	4,356

Total current	-	4,356

Deferred income taxes	310,783	(160,485)

Income tax expense (benefit)	$310,783	$(156,129)

Income tax benefit is allocated as follows:
To continuing operations	$-	$4,356
To shareholders’ equity	310,783	(160,485)

Income tax expense (benefit)	$310,783	$(156,129)

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
Deferred tax assets:	2011	2010
Allowance for loan losses	$314,650	$123,634
Net operating loss carry forward	1,521,684	1,172,995
Organization and start-up expenses	656,931	709,839
Stock options and warrants	104,608	81,834
State tax credits	66,000	33,000
Unrealized loss on securities available for sale	-	220,466
Accrued bonuses	-	61,898
Other	14,094	7,873
Gross deferred tax assets	2,677,967	2,411,539
Valuation allowance	(2,594,647)	(2,112,096)
Net deferred tax assets	83,320	299,443

Deferred tax liabilities:
Unrealized gain on securities available for sale	90,317	-
Accumulated depreciation	35,089	39,337
Capitalized loan costs and fees, net	19,816	15,948
Prepaid expense	28,415	23,692
Total deferred tax liabilities	173,637	78,977

Net deferred tax asset (liability)	$(90,317)	$220,466

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset or a portion of a deferred tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2011 and 2010, management has recorded a valuation allowance associated with continuing operations. Net deferred tax liabilities are recorded in other liabilities on the Company’s consolidated balance sheets.

The Company has a net operating loss for Federal income tax purposes of $4,465,221 as of December 31, 2011. This net operating loss begins to expire in the year 2029.

Tax returns for 2008 and subsequent years are subject to examination by taxing authorities.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	For the Calendar Year
	2011	2010

Tax benefit at Federal statutory rate	$(434,576)	$(683,668)
Stock-based compensation	13,470	14,046
State tax credits	(33,000)	(33,000)
Valuation allowance	482,551	705,297
Tax-exempt interest	(30,136)	(6,939)
Other	1,691	8,620

Income tax expense	$-	$4,356

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC 740-10. The Company’s policy is to classify any interest or penalties recognized in accordance with ASC 740-10 as interest expense or noninterest expense, respectively.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 16 – Commitments and Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

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

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The Company had no issued standby letters of credit outstanding at December 31, 2011 or 2010. Unfunded loan commitments totaled $10.1 million as of December 31, 2011 and $4.3 million as of December 31, 2010.

Note 17 – Fair Value Measurements

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and due from banks	$1,023,828	$1,023,828	$539,685	$539,685
Federal funds sold	824,978	824,978	1,589,151	1,589,151
Interest-bearing bank deposits	9,471,498	9,471,498	16,465,014	16,465,014
Securities available for sale	29,507,235	29,507,235	28,705,311	28,705,311
Federal Reserve Bank and Federal Home Loan Bank stock	577,850	577,850	456,300	456,300
Loans Held for Sale	888,750	888,750	340,000	340,000
Loans, net	51,415,209	52,312,902	22,794,086	23,180,480

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	45,277,181	45,277,181	31,927,912	31,927,912
Certificates of deposits	34,500,228	34,338,522	24,759,204	24,901,427

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Commitments to extend credit	$10,063,247	$-	$4,341,642	$-

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Assets Measured at Fair Value on a Recurring Basis.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring bases at December 31, 2011 and 2010, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the fair value of assets evaluated on a recurring basis as of December 31, 2011 and 2010 by level within the hierarchy.

	$28,705,311	$28,705,311	$28,705,311
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Government-Sponsored Enterprises	$-	$2,001,408	$-
Municipal Bonds	-	3,255,442	-
Collateralized Mortgage Obligations (CMOs)	-	2,891,101	-
Mortgage Backed Securities (MBS)	-	21,359,284	-
Total	$-	$29,507,235	$-

December 31, 2010
Municipal Bonds	$-	$1,829,473	$-
Collateralized Mortgage Obligations (CMOs)	-	2,942,657	-
Mortgage Backed Securities (MBS)	-	23,933,181	-
Total	$-	$28,705,311	$-

There were no other assets and no liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value or mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. As such, the fair value of adjustments for mortgage loans held for sale is nonrecurring Level 2.

Impaired Loans

A loan is considered impaired when the full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the fair value of assets evaluated on a nonrecurring basis as of December 31, 2011 and 2010.

	$1,587,320	$1,587,320	$1,587,320	$1,587,320
	Carrying Value as of	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Loans held for sale	$888,750	$-	$888,750	$-
Impaired Loans	698,570	-	83,107	615,463
Total	$1,587,320	$-	$971,857	$615,463

December 31, 2010
Loans held for sale	$340,000	$-	$340,000	$-
Impaired Loans	137,277	-	100,000	37,277
Total	$477,277	$-	$440,000	$37,277

There were no other assets and no liabilities measured at fair value as of December 31, 2011 and 2010 on a nonrecurring basis.

Note 18 – Net Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Due to the net loss any common share equivalents have an anti-dilutive effect and therefore, are excluded from the calculation. Therefore, basic loss per share and diluted earnings per share are reported to be the same.

	For the Calendar Year
	2011	2010
Net loss to common shareholders	$(1,278,164)	$(2,015,145)
Weighted-average number of common shares outstanding	2,189,899	2,185,666
Net loss per share	$(0.58)	$(0.92)

Note 19 – Regulatory Matters

Coastal Carolina National Bank is subject to various capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting principles. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The Bank had not received notification from the OCC categorizing it under the regulatory framework for prompt corrective action; however, management believes, as of December 31, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2011 and 2010, are presented in the following table:

December 31, 2011	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage (1)
Coastal Carolina Bancshares, Inc.	$13,945	14.87%	$3,750	4.0%	N/A	N/A
Coastal Carolina National Bank	13,135	14.14%	3,717	4.0%	4,646	5.0%

Tier I Risk-based Capital (2)
Coastal Carolina Bancshares, Inc.	13,945	26.16%	2,133	4.0%	N/A	N/A
Coastal Carolina National Bank	13,135	24.64%	2,133	4.0%	3,199	6.0%

Total Risk-based Capital (3)
Coastal Carolina Bancshares, Inc.	14,616	27.42%	4,265	8.0%	N/A	N/A
Coastal Carolina National Bank	13,805	25.89%	4,265	8.0%	5,331	10.0%

December 31, 2010

Leverage (1)
Coastal Carolina Bancshares, Inc.	$14,896	21.33%	$2,794	4.0%	N/A	N/A
Coastal Carolina National Bank	14,033	20.34%	2,759	4.0%	3,449	5.0%

Tier I Risk-based Capital (2)
Coastal Carolina Bancshares, Inc.	14,896	54.38%	1,096	4.0%	N/A	N/A
Coastal Carolina National Bank	14,033	51.23%	1,096	4.0%	1,644	6.0%

Total Risk-based Capital (3)
Coastal Carolina Bancshares, Inc.	15,239	55.64%	2,191	8.0%	N/A	N/A
Coastal Carolina National Bank	14,376	52.49%	2,191	8.0%	2,739	10.0%

(1)	The leverage ratio reflects Tier I capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and servicing assets.

(2)	Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (principal investments).

(3)	Total risk-based capital is comprised of Tier I capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on available-for-sale equity securities.

Both the Tier I and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

20. Condensed Financial Information on Coastal Carolina Bancshares, Inc. (Parent Company Only)

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows:

Condensed Balance Sheets

	December 31,

	2011	2010

Assets
Interest-bearing bank deposits	$823,360	$867,307
Investment in bank subsidiary	13,276,298	13,908,358
Other assets	4,242	3,097

Total assets	$14,103,900	$14,778,762

Liabilities and Shareholders’ Equity
Liabilities
Accrued expenses and other liabilities	$18,076	$7,474
Total liabilities	18,076	7,474

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 2,190,500 and 2,185,000 issued and outstanding at December 31, 2011 and 2010, respectively	21,905	21,850
Additional paid-in capital	21,794,089	21,667,958
Unearned compensation, nonvested restricted stock	(44,583)	(25,000)
Retained deficit	(7,826,852)	(6,548,688)
Accumulated other comprehensive income (loss)	141,265	(344,832)

Total shareholders’ equity	14,085,824	14,771,288

Total liabilities and shareholders’ equity	$14,103,900	$14,778,762

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Operations

	For the Calendar Year

	2011	2010

Interest income
Interest-bearing bank deposits	$8,058	$18,064

Total interest income	8,058	18,064

Noninterest expense
Professional services	20,310	5,187
Postage and supplies	1,761	1,178
Other	39,391	34,115

Total noninterest expense	61,462	40,480

Net loss before equity in loss of bank subsidiary	(53,404)	(22,416)

Equity in loss of bank subsidiary	(1,224,760)	(1,988,373)
Income Tax	-	4,356

Net loss	$(1,278,164)	$(2,015,145)

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	For the Calendar Year

	2011	2010

Operating activities
Net loss	$(1,278,164)	$(2,015,145)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in loss of bank subsidiary	1,224,760	1,988,373
Decrease (increase) in accrued interest receivable	(1,145)	202
Increase in other liabilities	10,602	7,174

Net cash used in operating activities	(43,947)	(19,396)

Net decrease in cash and cash equivalents	(43,947)	(19,396)

Cash and cash equivalents, beginning of period	867,307	886,703

Cash and cash equivalents, end of period	$823,360	$867,307

Noncash investing activities:
Stock-based compensation expensed at bank subsidiary	$106,602	$89,285

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 21 – Subsequent Events

In preparing these consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have either been recognized in the consolidated financial statements or disclosed in the notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

Not applicable.

COASTAL CAROLINA BANCSHARES, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding the Company’s directors and executive officers as of the date of this filing.

The Board is divided into three classes, each having approximately the same number of members, so that the terms of only approximately one-third of the board members will expire at each annual meeting. Each Class is subject to re-election for three year terms. Class I directors are currently serving a term that expires at the 2013 annual shareholders meeting. At the May 25, 2011 annual meeting of shareholders, Class II directors were elected to serve a three year term that expires at the 2014 annual meeting of shareholders. Class III directors are currently serving a term that expires at the 2012 annual meeting of shareholders.

Our Directors and their classes are:

Class I	Class II	Class III

Robin W. Edwards	William K. Bogache, M.D.	J. Egerton Burroughs
Gary L. Hadwin	Henrietta U. Golding	Chester A. Duke
Nelson L. Hardwick	Adair M. Graham, Jr.	Marsha W. Griffin
Douglas P. Wendel	Marilyn B. Hatley	Benjy A. Hardee
Carl O. Falk	W. John Laymon	L. Morgan Martin
Frank A. Stewart	Andrew H. Lesnik	John L. Napier
	Dennis T. Worley	Dennis L. Wade

Each individual director has qualifications and skills that together as a whole create a strong and well-balanced board. The experience and qualifications of our directors and management include the following:

Jeff A. Benjamin of Myrtle Beach, SC, age 51, is the Chief Credit Officer and interim Chief Executive Officer of Coastal Carolina National Bank. Mr. Benjamin joined the company in March 2010 as Chief Credit Officer. Prior to joining the company Mr. Benjamin worked in a similar capacity in Spartanburg, SC. He was previously employed as Senior Vice President and Credit Administration Group Leader at Coastal Federal Bank for a decade, where he was responsible for credit risk management, collections and loan operations. He is a graduate of Presbyterian Collage with BS degrees in mathematics and accounting.

William K. Bogache, M.D. of Myrtle Beach, SC, age 69, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Dr. Bogache is a board certified urologic surgeon. He was employed as a corporate and commercial real estate loan officer at C&S National Bank, Atlanta, Georgia, from 1968 – 1975. He served on the Board of Trustees of Grand Strand Regional Medical Center, Myrtle Beach, SC from 1996 – 2001, and as its chairman from 2000 – 2001. He was chief of staff of that Medical Center from 1993 to 1994. He is also a senior partner with Grand Strand Urology, LLP where he has practiced medicine since 1988 and has been Medical Director of Parkway Surgery Center of Myrtle Beach since 2001. He serves on the advisory board of directors of the Long Bay Symphony and on the Grand Strand Advisory Board of Santee Cooper. Dr. Bogache’s past experience in the banking industry and his involvement in the Myrtle Beach community, particularly in the medical field, led the board to conclude that he should serve as a director.

J. Egerton Burroughs of Murrells Inlet, SC, age 65, is a director and Vice Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Burroughs is President of Burroughs Brothers Properties, a development company in Conway, SC, a position he has held since 1991. He also has been Chairman of the Board of Burroughs & Chapin Company, Inc., a real estate development company in Conway and Myrtle Beach since 1990. Mr. Burrough’s extensive business experience, and in-depth knowledge of the real estate industry, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

Chester A. Duke of Garden City, SC, age 72, is a director and the Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Duke was Vice Chairman of Anchor Bank of Myrtle Beach, SC from 1999 until he retired in 2000. Previously, he was Chairman, President and Chief Executive Officer of M&M Financial Corporation, parent company of First National South (a combination of Marion National Bank and Davis National Bank) and President of Marion National Investment Corporation. Mr. Duke served as President of Davis National Bank from 1974 to 1981 and of Marion National Bank from 1981 to 1994 when the two combined to form First National South. He has served on the board of directors of the Business Development Corporation of South Carolina for the past 18 years. In the

COASTAL CAROLINA BANCSHARES, INC.

past, he has served as President of both the Independent Bankers of South Carolina and the South Carolina Bankers Association. He served three years on the board of the Federal Reserve Bank of Richmond. He also has served 12 years on the board of directors of the South Carolina Jobs Economic Development Authority and the South Carolina State Museum board of directors. Mr. Duke’s extensive banking and directorial experience led the board to conclude that he should serve as a director.

Robin W. Edwards of Myrtle Beach, SC, age 75, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Ms. Edwards is retired. She currently serves as a member of the board of directors of the Coastal Educational Foundation, Coastal Carolina University, Conway, SC, and the Board of Visitors, Edwards College, Coastal Carolina University. She is a past member of the Nursing College Board and the Dental College Board of the Medical University of South Carolina, Charleston, SC. Ms. Edwards’ significant philanthropic involvement in the Myrtle Beach community led the board to conclude that she should serve as a director.

Carl O. Falk of Pawleys Island, SC, age 62, is a director of Coastal Carolina Bancshares, Inc. Mr. Falk also serves as a member of the Audit/Compliance/Risk Management Committee, is Chairman of the Business Development Committee, and serves on the Compensation/Governance/Nominating Committee. Mr. Falk has been the managing partner of Falk Holdings, LLC since 2001. He currently serves as a member of the board of directors of the Coastal Carolina Educational Foundation, Brookgreen Gardens, Palmetto Family Council, Teach My People, and ETV Endowment of South Carolina. He is a past board member for the Lowcountry Foodbank, Habitat for Humanity (Georgetown County), Santee Cooper, and the South Carolina Policy Council. Mr. Falk’s strong ties to the Myrtle Beach community and business experience led the board to conclude that he should serve as a director.

Henrietta U. Golding of Myrtle Beach, SC, age 61, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Treasurer of Coastal Carolina National Bank. She is an attorney and shareholder with McNair Law Firm, P.A. She serves on the Board of Directors for the Myrtle Beach Economic Development Corporation and has been a Bar Examiner with the South Carolina Supreme Court for a number of years. She served on the Myrtle Beach Advisory board of South Carolina National Bank and after its merger with Wachovia, the Wachovia Horry County Advisory Board for a combined total of 27 years. Ms. Golding’s extensive business experience, particularly in the legal field, and her ties to the Myrtle Beach community that provide the board with a useful appreciation of the markets we serve, led the board to conclude that she should serve as a director.

Adair M. Graham, Jr. of Wilmington, NC, age 37, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Graham is a Manager/General Partner of Cameron Properties, a family owned business with a broad range of investments with emphasis on real estate. Previously, Mr. Graham was a Credit Officer/Analyst at Live Oak Bank, headquartered in Wilmington, NC. Live Oak Bank is a State of North Carolina bank whose primary mission is to provide SBA financing to professional practices, such as veterinarians, on a national basis. He also worked as a stock broker for Scott & Stringfellow and owned his own marina development business. He currently serves as Chair of the VMI Cameron Scholarship Fund, General Partner of BBC Family Limited Partnership, Managing Member of Cameron Group, LLC, and Managing Member of Hyde Company, LLC, all family owned companies. Mr. Graham’s business experience and knowledge of the banking industry led the board to conclude that he should serve as a director.

Marsha W. Griffin of North Myrtle Beach, SC, age 63, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Since 1998, she has been the President of Marsha Griffin & Associates, LLC of Myrtle Beach, a firm which provides executive coaching, teambuilding and leadership development for organizations and individuals. She is also a consultant for Business Education Expectations (BE2), the business enrichment arm of Early College High School of Myrtle Beach. She serves on the Small Business Association Board, Wall School of Business, Coastal Carolina University, Conway, SC. She has been an instructor at the South Carolina Bankers School, University of South Carolina, Columbia, SC. Ms. Griffin’s extensive business and leadership experience, along with her significant community involvement, led the board to conclude that she should serve as a director.

Gary L. Hadwin of Myrtle Beach, SC, age 53, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. He has been the President and Owner of Hadwin-White Pontiac-Buick-GMC Trucks-Subaru, Inc., a vehicle sales and service company in Conway, SC, since 1986. Mr. Hadwin serves on the Advisory Board of the Wall School of Business, Coastal Carolina University, Conway, SC. Mr. Hadwin’s business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

Benjy A. Hardee of North Myrtle Beach, SC, age 58, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Hardee has been President and Chief Executive Officer of A. O. Hardee & Son, Inc., a heavy/highway site contractor licensed in North Carolina since 1985 and South Carolina since 1981. He is also the owner and president of

COASTAL CAROLINA BANCSHARES, INC.

River Hills Golf & Country Club in Little River and a developer of several Grand Strand area residential communities, including Royal Estates, Carriage Lakes and Waterfall. He is currently Vice Chairman of the board of directors of the Grand Strand Water & Sewer Authority. He served as a member of the Advisory Board of Branch Banking and Trust Company of Myrtle Beach from 2000 until March 2008. Mr. Hardee’s knowledge of the real estate industry acquired through his business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

Nelson L. Hardwick of Surfside Beach, SC, age 60, is a director of Coastal Carolina Bancshares, Inc. Mr. Hardwick has been managing owner of Nelson L. Hardwick & Associates, an engineering firm, since 2003. In addition, since 2005, he has represented District 106 in the South Carolina State House of Representatives. He is also President of South End Investors, Inc., a real estate development company with property located near Surfside Beach, SC and a Managing Partner of JEB, LLC, a real estate partnership with holdings on Highway 90 near Conway, SC. Mr. Hardwick’s business experience and knowledge of the real estate market in the Myrtle Beach community led the board to conclude that he should serve as a director.

Marilyn B. Hatley of North Myrtle Beach, SC, age 61, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Secretary of Coastal Carolina National Bank. Ms. Hatley has been the Mayor of North Myrtle Beach since 2001. She is also the owner of Visible Designs, Inc., a hair salon. She served on the Advisory Board of Crescent Bank of Myrtle Beach from 2004 – 2008. She also serves on the board of directors of the Municipal Association of South Carolina and is Chair of the Grand Strand Coastal Mayors Alliance. Mayor Hatley’s business and leadership experience led the board to conclude that she should serve as a director.

Dawn Kinard, of Murrells Inlet, SC, age 35, is Chief Financial Officer and Assistant Treasurer of Coastal Carolina Bancshares, Inc. and is Chief Financial Officer and a Senior Vice President of the Bank. Ms. Kinard joined the Company on July 6, 2010. Ms. Kinard has 12 years of experience dedicated to accounting and financial reporting in the community banking industry. For four years, Ms. Kinard led the accounting team at Buckhead Community Bank in Atlanta, GA as Controller and eventually Chief Financial Officer. She has also worked at The Coastal Bank in Savannah, GA from 2002 to 2006 and at Central Bank & Trust in Lexington, KY from 1999 to 2002.

W. John Laymon of Myrtle Beach, SC, age 55, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Since 1996, Mr. Laymon has been the Director of Residential Real Estate for The Jackson Companies’ Prestwick, Ocean Lakes and Sayebrook operations, all of Myrtle Beach. He was Chairman of the Board of the Myrtle Beach Regional Economic Development Corporation from 2005 to 2007. He was South Carolina Ambassador for Economic Development for 2007-2008 and is a member of the Horry County Economic Development Strategic Plan Task Force. He is also a member of the Gerson Lehrman Group Real Estate Council, Austin, Texas. Mr. Laymon’s in-depth knowledge of the real estate industry and ties to the Myrtle Beach community led the board to conclude he should serve as director.

Andrew H. Lesnik of Myrtle Beach, SC, age 64, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Lesnik has been President of Lesnik Himmelsbach Wilson Hearl, Inc., an advertising and public relations firm in Myrtle Beach, since 1987. He is also Chief Executive Officer of Sheriar Press, Myrtle Beach, a South Carolina commercial printing company. Mr. Lesnik is past Chairman of the Board of PICA (Printing Industries of America), a not-for-profit trade association, and serves on the boards of directors of the not-for-profit organizations of Sheriar Foundation and Meher Fund. Mr. Lesnik’s business experience in working with a broad cross section of industries in the Myrtle Beach community, providing marketing strategies and services, led the board to conclude he should serve as a director.

L. Morgan Martin of Conway, SC, age 59, is a director and the Secretary of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. In 2010, Mr. Martin, an attorney, formed The Law Offices of L. Morgan Martin, PA. Previously, Mr. Martin was a partner with the law firm of Hearn, Brittain & Martin, P.A., Myrtle Beach since 1988 and served three terms in the South Carolina state legislature. Mr. Martin was a member of the Advisory Board of First Citizens Bank of Conway, SC from 1998 to 2008. Mr. Martin’s extensive business experience, particularly in the legal field, led the board to conclude he should serve as a director.

John L. Napier of Pawleys Island, SC, age 64, is a director and the Treasurer of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Napier, an attorney, has practiced law with his own firm, John L. Napier, LLC, since November 2003. From December 1995 until October 3, 2003, he was counsel to Winston & Strawn, an international law firm, in its Washington, DC office. Mr. Napier is a former United States Congressman from South Carolina, and a former federal judge on the United States Court of Federal Claims in Washington, DC. In the 1970’s, he was counsel to several United States Senate committees, including an assignment as Chief Minority Counsel for the committee which wrote the Financial Disclosure Code for the United States Senate. In 1992, he was chosen as Outside Counsel to the

COASTAL CAROLINA BANCSHARES, INC.

United States House of Representatives committee investigating political influence and financial discrepancies in the United States House of Representatives Post Office. Mr. Napier’s leadership and vast legislative experience led the board to conclude he should serve as a director.

Frank A. Stewart of Shelby, NC, age 50, is a director of Coastal Carolina Bancshares, Inc. Mr. Stewart founded Ultra Machine Company in 1999 and continues leading the company in metal fabrication and the production of military vehicles. He currently serves as a board member for Gardner-Webb University, Cleveland Community College, United Way of Cleveland County, and Great State Bank. Mr. Stewart’s business experience, including experience as a director in the banking industry, led the board to conclude that he should serve as a director.

Dennis L. Wade of Myrtle Beach, SC, age 50, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Wade has been President and Chief Executive Officer of The Jackson Companies of Myrtle Beach since 2001. He currently serves as Vice Chairman of the Coastal Educational Foundation Board and serves on the Board of Visitors of the Wall School of Business, Coastal Carolina University, Conway, SC. He is also a past Treasurer of the South Carolina Chamber of Commerce Board and a past Chairman of the Myrtle Beach Area Chamber of Commerce Board. Mr. Wade’s extensive business and finance experience led the board to conclude he should serve as a director.

Douglas P. Wendel of Myrtle Beach, SC, age 68, is a director of Coastal Carolina Bancshares, Inc. and is a director and the Chairman of the board of directors of Coastal Carolina National Bank. Mr. Wendel was President and Chief Executive Officer of Burroughs & Chapin Company, Inc. of Myrtle Beach from 1993 until his retirement on July 31, 2007. Since his retirement, he has been an employee/consultant to Burroughs & Chapin Company, Inc. He currently serves on the Northeastern Strategic Alliance of South Carolina and on Business Education Expectations (BE2), the business enrichment arm of Early College High School, of Myrtle Beach. Mr. Wendel currently serves as Chairman of the Myrtle Beach Regional Economic Development Corporation and as a member of its Board of Directors and Executive Committee. He is a former member of the Board of Visitors, Wall School of Business, Coastal Carolina University, Conway, SC. He is also the former Chairman of The Tourism Alliance of South Carolina, Columbia, SC, and a former member of the South Carolina Chamber of Commerce Board. Mr. Wendel’s leadership skills and in-depth knowledge of the real estate industry acquired through his prior business experience, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

Dennis T. Worley of Tabor City, NC, age 55, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Worley, an attorney, in 2011 formed and joined Wright, Worley, Pope, Ekster and Moss, PLLC. Previously, Mr. Worley was a partner with the McGougan Law Firm of Tabor City, NC from 1981 until 2011. Mr. Worley served on the Advisory Committees for Columbus National Bank and Horry County State Bank between 1987 and 2007. He was an organizing director of East Coast Insurance Agency and is a current member and past President of North Carolina Electric Cooperative Counsel Association. He has served as General Counsel to Brunswick Electric Membership Cooperation and Rural Consumer Services Corporation, located in Shallotte, NC since 1990. He served as Trustee of the University of North Carolina at Wilmington from 1999 to 2007. Mr. Worley’s extensive business, leadership and bank advisory experience, led the board to conclude he should serve as a director.

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

Corporate Governance

The Audit/Compliance/Risk Management Committee assists the Board in fulfilling its oversight responsibilities by reviewing the Company’s financial reporting, the system of internal controls, and the audit process, and by monitoring compliance with applicable laws, regulations and policies. The committee also functions as the Board of Director’s oversight for all risk management and compliance matters. The committee monitors the risk framework of the Company, promotes effective management of all risk categories, and fosters the establishment and maintenance of an effective risk culture throughout the Company. The current members of the Audit/Compliance/Risk Management Committee are Dennis L. Wade (Chairman), Carl O. Falk (Vice Chairman), Chester A. Duke, Marilyn B. Hatley, Dennis T. Worley, John L. Napier, Adair M. Graham, Jr., and Frank A. Stewart. The board of directors has determined that Mr. Wade is an “audit committee financial expert” as

COASTAL CAROLINA BANCSHARES, INC.

defined under the rules of the Securities and Exchange Commission. Under the NASDAQ independence rules for audit committee members, all members are independent.

The Compensation/Governance/Nominating Committee assists the Board in oversight responsibilities by reviewing and establishing compensation guidelines and incentive plans for key personnel. Additionally, the committee oversees the process of nominating new directors. The current members of the Compensation/Governance/Nominating Committee are Henrietta U. Golding (Chairwoman), Benjy Hardee (Vice Chairman), J. Edgerton Burroughs, Chester A. Duke, Carl O. Falk, Andrew H. Lesnik, John L. Napier, Douglas P. Wendel, and Dennis T. Worley.

Item 11.  Executive Compensation.

The following table shows the cash compensation we paid to our president and chief executive officer, our chief financial officer, and for all other executives who earned over $100,000 during 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (1) (c)	Bonus ($) (d)	Stock Awards (e)	Option Awards (2) (f)	Non-Equity Incentive Plan Compensation (g)	Non-Qualified Deferred Compensation Earnings (h)	All Other Compensation ($) (3) (i)	Total (j)
Michael D. Owens	2011	$210,000	$-	$-	$-	$15,120	$-	$8,946	$234,066
President	2010	210,000	-	-	-	37,800	-	7,339	255,139
Former Chief Executive Officer	2009	190,000	-	-	164,743	-	-	9,009	363,752

Dawn Kinard	2011	$136,833	$-	$-	$28,000	$20,512	$-	$-	$185,345
Chief Financial Officer	2010	66,029	-	-	-	11,295	-	9,391	86,715
Senior Vice President

Jeff Benjamin	2011	$144,000	$-	$-	$28,000	$20,512	$-	$2,160	$194,672
Chief Credit Officer	2010	102,808	-	-	-	12,950	-	23,871	139,629

(1)	Mr. Owens resigned from the Company on November 3, 2011. Mr. Benjamin was appointed as the Company’s Interim Chief Executive Officer on November 3, 2011.

Mr. Benjamin joined the Bank as Chief Credit Officer in March 2010.

Ms. Kinard joined the Bank as Chief Financial Officer in July 2010.

(2)	Amount for Mr. Owens has a $2.29 grant date fair value per share of stock options. Amounts for Ms. Kinard and Mr. Benjamin have a $2.24 grant date fair value per share of stock options.

(3)	All other compensation for Mr. Owens in 2010 includes use of the Company’s automobile valued at $6,570 and membership dues. All other compensation for Mr. Owens in 2011 includes use of the Company’s automobile valued at $5,894, membership dues valued at $1,982, and 401K match of $1,071. Use of the Company’s automobile includes the annual lease valuation of the vehicle allocated between personal and business use based on mileage plus the personal-use percentage of 25% for insurance premiums, fuel, and maintenance.

All other compensation for Ms. Kinard in 2010 consists of relocation expenses.

All other compensation for Mr. Benjamin in 2010 consists of relocation expenses totaling $22,465 and 401K match by the Company. All other compensation for Mr. Benjamin in 2011 consists of a 401k match of $2,160.

COASTAL CAROLINA BANCSHARES, INC.

The following table sets forth information regarding the outstanding equity awards for our named executive officers at December 31, 2011.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexcercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Michael D. Owens	28,776	43,164	-	$10.00	6/8/2019	-	-	-	-
Jeff A. Benjamin	-	12,500	-	$10.00	2/23/2021	-	-	-	-
Dawn M. Kinard	-	12,500	-	$10.00	2/23/2021	-	-	-	-

All stock options vest ratably at 20% per year on the grant-date anniversary.

Employment Arrangements

We entered into a three year employment contract with Michael D. Owens as President and Chief Executive Officer June 8, 2008, which was terminated on November 3, 2011 in connection with Mr. Owens’ resignation from the Company. In November 2011, the Company entered into a settlement agreement with Mr. Owens upon his departure. The settlement agreement terminated the original employment agreement, and explains the consulting role the former Chief Executive Officer will provide to the Company until June 8, 2012. Under the current agreement the additional amount of compensation anticipated to be paid to Mr. Owens is $92,346 with continued health benefit coverage to June 8, 2012. Additionally, under the terms of the agreement, the former Chief Executive Officer is entitled to the use of the Company automobile. In the event his personal vehicle is used, mileage reimbursement will occur at the IRS established mileage rate.

Mr. Owens has existing stock options to purchase a total of 71,940 shares of common stock. These options were granted in 2009 and vest over a five-year period and have a term of ten years. Upon his departure, Mr. Owens may exercise his options within 90 days, or until February 1, 2012.

Jeff A. Benjamin, the Interim CEO and Chief Credit Officer, is an “at will” employee and is not party to any contract, plan or arrangement, whether written or unwritten, that provides for payments in the event of termination or upon a change in control. As of March 16, 2012, Mr. Benjamin receives an annual salary of $175,000. He is eligible to receive incentive plan bonuses, as well as equity based awards at the discretion of the board of directors.

Upon her commencement as Chief Financial Officer in July 2010, Ms. Kinard did not enter into an agreement with the bank and is currently not under an employment agreement. Ms. Kinard is an “at will” employee and is not party to any contract, plan or arrangement, whether written or unwritten, that provides for payments in the event of termination or upon a change in control. As of March 16, 2012, Ms. Kinard’s annual salary was $139,000. She is eligible to receive incentive plan bonuses, as well as equity based awards at the discretion of the board of directors.

2009 Stock Incentive Plan

On October 28, 2009, our shareholders approved the Coastal Carolina Bancshares, Inc. 2009 Stock Incentive Plan, under which we can award stock options and restricted stock to our employees and officers. The purpose of the plan is to encourage employees to increase their efforts to make us more successful, to provide an additional inducement for such individuals by providing the opportunity to acquire shares of our common stock on favorable terms and to provide a means through which we may attract, encourage and retain qualified employees.

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

COASTAL CAROLINA BANCSHARES, INC.

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

There are 96,940 stock options and 10,500 restricted stock awards outstanding under this plan, leaving 54,338 shares available. Mr. Owens was awarded 21,940 non-qualified stock options and 50,000 incentive stock options June 8, 2009, of which 28,776 were vested as of December 31, 2011. Mr. Owens options vest 20% on the anniversary date of the grant for five years. As defined in the option agreement, Mr. Owens had 90 days from his termination to exercise his options. As of February 1, 2012, these options expired. Mr. Benjamin and Ms. Kinard were each granted 12,500 stock options in February 2011 with a vesting schedule of 20% on the anniversary date of the grant for five years. Restricted stock awards have been awarded to various employees. Restricted stock awards granted in June 2009 vest 100% on the third anniversary date of the grant. Restricted stock awards granted in February 2011 vest 50% in 18 months and 50% on the third anniversary of the grant date.

COASTAL CAROLINA BANCSHARES, INC.

Director Compensation

The following table sets forth information regarding director compensation.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Warrants ($) (1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total (h)
William K. Bogache	$-	$-	$19,741	$-	$-	$-	$19,741
J. Egerton Burroughs	-	-	33,073	-	-	-	33,073
Chester A. Duke	-	-	24,056	-	-	-	24,056
Robin W. Edwards	-	-	17,726	-	-	-	17,726
Henrietta U. Golding	-	-	17,222	-	-	-	17,222
Adair M. Graham, Jr.	-	-	17,222	-	-	-	17,222
Marsha W. Griffin	-	-	24,150	-	-	-	24,150
Gary L. Hadwin	-	-	14,718	-	-	-	14,718
Benjy A. Hardee	-	-	142,017	-	-	-	142,017
Nelson L. Hardwick	-	-	14,718	-	-	-	14,718
Marilyn B. Hatley	-	-	13,589	-	-	-	13,589
W. John Laymon	-	-	15,970	-	-	-	15,970
Andrew H. Lesnik	-	-	19,741	-	-	-	19,741
L. Morgan Martin	-	-	20,134	-	-	-	20,134
John L. Napier	-	-	24,150	-	-	-	24,150
Michael D. Owens	-	-	30,997	-	-	-	30,997
Larry Silver	-	-	24,148	-	-	-	24,148
Dennis L. Wade	-	-	18,481	-	-	-	18,481
Douglas P. Wendel	-	-	34,133	-	-	-	34,133
Debra D. Wilkins	-	-	14,718	-	-	-	14,718
Vivian A. Wong	-	-	14,718	-	-	-	14,718
Dennis T. Worley	-	-	30,802	-	-	-	30,802
			$586,224			$-	$586,224

(1)  This amount represents the $2.29 grant date fair value per share of warrants awarded during the year. All Organizer –founder warrants included above vested upon issuance. Director warrants of 8,000 each, included above, issued to Mssrs. Burroughs, Duke, and Wendel vest pro-ratably on the anniversary of the grant-date for three years. Refer to “Notes to Consolidated Financial Statements, Note 14 – Warrants,” included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our warrants.

The compensation detailed in the table above, occurred in 2009. We have not paid our outside directors any fees for board or committee meeting attendance. We do not intend to pay directors cash fees until the Bank is profitable.

COASTAL CAROLINA BANCSHARES, INC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows how much common stock in our company is owned by our directors, named executive officers and executive officers as a group, and owners of more than five percent of the outstanding common stock, as of March 16, 2012. The addresses of our directors and executive officers are the same as the address of the Bank. This table includes shares based on the “beneficial ownership” concepts as defined by the Securities and Exchange Commission. Our directors and executive officers are deemed to beneficially own shares held by their spouses, minor children and other relatives residing in their households, or by trusts, partnerships, corporations or deferred compensation plans controlled by such persons. In addition, this table reflects the assumed exercise of the organizer-founder warrants granted to each founder and organizer, which became exercisable upon issuance. The table does not reflect a total of 25,000 stock options granted to Mr. Benjamin and Ms. Kinard as those options do not become exercisable within 60 days of March 16, 2012, nor does the table include 8,000 director warrants, consisting of 2,667 warrants each to Messrs. Burroughs, Duke, and Wendel, as those warrants are

COASTAL CAROLINA BANCSHARES, INC.

not exercisable within 60 days of March 16, 2012.

Name of Beneficial Owner	Number of Shares Owned (1)	Exercisable Warrants (2)	Total Beneficial Ownership (#)	Percentage Beneficial Ownership
Directors and Executive Officers
Jeff Benjamin (10)	-	-	-	0.00%
William K. Bogache	32,830	8,620	41,450	1.89%
J. Egerton Burroughs (3)	50,000	11,776	61,776	2.81%
Chester A. Duke (9)	35,705	7,838	43,543	1.98%
Robin W. Edwards	28,830	7,740	36,570	1.67%
Carl Falk	30,000	-	30,000	1.37%
Henrietta U. Golding (4)	27,830	7,520	35,350	1.61%
Adair M. Graham, Jr.	25,000	7,520	32,520	1.48%
Marsha W. Griffin	24,832	10,546	35,378	1.61%
Gary L. Hadwin	22,832	6,427	29,259	1.33%
Benjy A. Hardee	163,500	62,016	225,516	10.02%
Nelson L. Hardwick (5)	22,830	6,427	29,257	1.33%
Marilyn B. Hatley	20,033	5,934	25,967	1.18%
Dawn Kinard (11)	-	-	-	0.00%
W. John Laymon	25,330	6,974	32,304	1.47%
Andrew H. Lesnik	32,832	8,620	41,452	1.89%
L. Morgan Martin	31,330	8,792	40,122	1.83%
John L. Napier (6)	22,500	10,546	33,046	1.50%
Frank Stewart	150,000	-	150,000	6.86%
Dennis L. Wade (7)	31,205	8,070	39,275	1.79%
Douglas P. Wendel (8)	50,000	12,239	62,239	2.83%
Dennis T. Worley	53,705	13,451	67,156	3.05%

Total outstanding shares of all directors and executive officers as a group (22 persons)			1,092,180	45.53%

(1)	For each individual, the “beneficial ownership” percentage is determined by assuming the named person exercises all warrants which he or she has the right to acquire within 60 days of March 16, 2012, but that no other persons exercise any warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all warrants which he or she has the right to acquire within 60 days of March 16, 2012, but that no other persons exercise any warrants.
(2)	Represents organizer/founder warrants granted on June 8, 2009, and which were immediately exercisable.
(3)	Includes 38,000 shares of common stock pledged as collateral on loans outstanding. Includes 5,333 in director warrants vested. Does not include 2,667 director warrants that will not vest within 60 days of March 16, 2012.
(4)	Includes 25,000 shares of common stock pledged as collateral on loans outstanding.
(5)	Includes 14,000 shares of common stock pledged as collateral on loans outstanding.
(6)	Includes 20,000 shares of common stock pledged as collateral on loans outstanding.
(7)	Includes 31,205 shares of common stock pledged as collateral on loans outstanding.
(8)	Includes 5,333 director warrants vested. Does not include 2,667 director warrants that will not vest within 60 days of March 16, 2012.
(9)	Includes 5,333 director warrants vested. Does not include 2,667 director warrants that will not vest within 60 days of March 16, 2012.
(10)	Does not include 12,500 stock options, which will not vest within 60 days of March 16, 2012.
(11)	Does not include 12,500 stock options, which will not vest within 60 days of March 16, 2012.

COASTAL CAROLINA BANCSHARES, INC.

Equity Based Compensation Plan Information

The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	96,940	$10.00	54,338

Equity compensation plans not approved by security holders (2)	255,992	10.00	-
Total	352,932	$10.00	54,338
(1)	At our annual meeting in 2009, we adopted the 2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan, under which 96,940 options and 10,500 restricted stock awards are outstanding.

(2)	In connection with our organization, we granted an aggregate of 255,992 warrants to our organizers and one non-organizer/founder. These warrants are exercisable at a price of $10.00 per share and may be exercised any time prior to June 8, 2019. If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2011, these persons and firms were indebted to the Company in the aggregate amount of $983,345.

The Company has entered into a lease agreement, as described in Note 6 of the Consolidated Financial Statements, to lease a building from a company in which Mr. Burroughs, a Director, also serves on the lessor’s board of directors. Note 6 of the details the amount of lease payments made in 2011 and in previous years, as well as payments obligated to be made in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of our directors, Mr. Lesnik. The Company incurred marketing and public relations fees of $121,380 and $107,158 for services rendered by the firm for the years ended December 31, 2011 and 2010, respectively. The Company anticipates paying additional sums to that firm during 2012.

The Company engaged a law firm for general legal counsel in 2011. One of our directors, Ms. Golding, is a shareholder with that firm. The Company incurred legal fees of $8,437 and $22,812 for services rendered by the firm for the years ended December 31, 2011 and 2010. The Company anticipates paying additional sums to that firm during 2012.

Director Independence

Our Board of Directors has determined each of our current directors, is an “independent director” under NASDAQ Rule 5605(a)(2).

COASTAL CAROLINA BANCSHARES, INC.

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

Item 14. Principal Accounting Fees and Services.

Elliott Davis, LLC was our auditor for the years 2011 and 2010. The following table shows the fees that we paid for services performed in these years:

	For the Calendar Year
Description	2011	2010
Audit fees	$54,000	$51,000
Audit related fees	-	-
Tax fees	4,545	3,850
Other fees	-	3,770
	$58,545	$58,620

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

COASTAL CAROLINA BANCSHARES, INC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

      (1) Financial Statements

      (2) Financial Statement Schedules

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1, File No. 333-152331).

3.1(b)	Articles of Amendment (incorporated by reference to Exhibit 3.1 (b) of the Registration Statement on Form S-1, File No. 333-152331).

3.1(c)	Articles of Merger (incorporated by reference to Exhibit 3.1(c) of the Registration Statement on Form S-1, File No. 333-152331).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

4.1	See Exhibits 3.1(a) and (b) and 3.2 for provisions of Coastal Carolina Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on From S-1, File No. 333-152311).

4.3*	Form of Organizer/Founder Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1, File No. 333-152331).

4.4*	Form of Director Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1, File No. 333-152331).

10.1*	Employment Agreement between Coastal Carolina Bancshares, Inc. and Michael D. Owens, dated May 28, 2008 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1, File No. 333-152331).

10.4(a)	Lease Agreement between Coastal Carolina Bancshares, Inc. (as successor by merger to Coastal Carolina Dream Team, LLC) and Myrtle Beach Farms Company, Inc., dated November 13, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registration Statement on Form S-1, File No. 333-152331).

10.4(b)	Amendment to Lease Agreement, dated February 12, 2008 (incorporated by reference to Exhibit 10.4(b) of the Registration Statement on Form S-1, File No. 333-152331).

10.4(c)	Second Amendment to Lease Agreement, dated April 24, 2008 (incorporated by reference to Exhibit 10.4(c) of the Registration Statement on Form S-1, File No. 333-152331).

10.9	Agreement between Fiserv Solutions, Inc. and Coastal Carolina National Bank (in organization) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1, File No. 333-152331).

10.11(a)	Commitment Letter from South Carolina Bank and Trust, dated January 13, 2009 (incorporated by reference to Exhibit 10.12(a) to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

10.11(b)	Line of Credit Agreement between Coastal Carolina Bancshares, Inc. and South Carolina Bank and Trust dated January 29, 2009 (incorporated by reference to Exhibit 10.12(b) to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

10.11(c)	Note dated January 29, 2009 to South Carolina Bank and Trust (incorporated by reference to Exhibit 10.12(c) to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009)

10.12	2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 29, 2010

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certification of the President and Chief Executive Officer

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of the President and Chief Executive Officer

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Consolidated Financial Statements**.

*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COASTAL CAROLINA BANCSHARES, INC.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is filing this report pursuant to section 15(d) of the Securities Act. The registrant has not sent an annual report to security holders covering our last fiscal year. If any annual report is furnished to shareholders subsequent to the filing of this annual report on Form 10-K, the registrant shall furnish copies of such materials to the Securities and Exchange Commission when it is sent to security holders. Copies of our proxy statement furnished to security holders in connection with our 2012 annual meeting of shareholders will be furnished to the Securities and Exchange Commission.

COASTAL CAROLINA BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012	By:	/s/ Laurence S. Bolchoz, Jr.
Laurence S. Bolchoz, Jr.
President and Chief Executive Officer

Date: March 29, 2012	By:	/s/ Dawn Kinard
Dawn Kinard
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this repot has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Laurence S. Bolchoz, Jr. Laurence S. Bolchoz, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2012

/s/ Chester A. Duke Chester A. Duke	Chairman of the Board and Director	March 28, 2012

/s/ J. Egerton Burroughs	Vice Chairman of the Board and	March 28, 2012
J. Egerton Burroughs	Director

/s/ Dawn Kinard	Chief Financial Officer	March 28, 2012
Dawn Kinard	(Principal Financial Officer and Principal Accounting Officer)

/s/ William K. Bogache, M.D.	Director	March 28, 2012
William K. Bogache, M.D.

	Director	March 28, 2012
Robin W. Edwards

/s/ Henrietta U. Golding	Director	March 28, 2012
Henrietta U. Golding

/s/ Marsha W. Griffin	Director	March 28, 2012
Marsha W. Griffin

	Director	March 28, 2012
Adair M. Graham, Jr.

	Director	March 28, 2012
Gary Hadwin

/s/ Benjy A. Hardee	Director	March 28, 2012
Benjy A. Hardee

	Director	March 28, 2012
Nelson L. Hardwick

COASTAL CAROLINA BANCSHARES, INC.

	Director	March 28, 2012
Marilyn B. Hatley

/s/ W. John Laymon	Director	March 28, 2012
W. John Laymon

/s/ Andrew H. Lesnik	Director	March 28, 2012
Andrew H. Lesnik

	Director	March 28, 2012
L. Morgan Martin

	Director	March 28, 2012
John L. Napier

/s/ Dennis L. Wade	Director	March 28, 2012
Dennis L. Wade

/s/ Douglas P. Wendel	Director	March 28, 2012
Douglas P. Wendel

	Director	March 28, 2012
Frank Stewart

/s/ Carl O. Falk	Director	March 28, 2012
Carl O. Falk

/s/ Dennis T. Worley	Director	March 28, 2012
Dennis T. Worley

COASTAL CAROLINA BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Consolidated Financial Statements*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.