Form 10-Q
period 2012-03-31
Coastal Carolina Bancshares, Inc.
filed 2012-05-11
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,188,000 shares of common stock par value $0.01 per share, were outstanding as of May 4, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and non-interest due from banks	$1,064,478	$1,023,828
Federal funds sold	1,098,912	824,978
Interest-bearing bank deposits	13,936,020	9,471,498

Total cash and cash equivalents	16,099,410	11,320,304
Securities available for sale	26,834,856	29,507,235
Federal Reserve Bank stock	394,050	394,050
Federal Home Loan Bank stock	230,400	183,800
Loans held for sale	346,400	888,750
Loans receivable	55,637,419	52,639,397
Deferred loan fees, net	(135,544)	(132,311)
Allowance for loan losses	(1,105,971)	(1,091,877)

Loans, net	54,395,904	51,415,209
Premises and equipment, net	222,454	246,443
Accrued income and other assets	459,528	468,888

Total assets	$98,983,002	$94,424,679

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$5,173,853	$4,819,581
Interest checking	3,678,069	4,604,083
Money market	38,525,237	35,352,570
Savings	588,136	500,947
Certificates of deposit	36,448,781	34,500,228

Total deposits	84,414,076	79,777,409
Accrued expenses and other liabilities	540,342	561,446

Total liabilities	84,954,418	80,338,855

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,188,000 and 2,190,500 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	21,880	21,905
Additional paid-in capital	21,797,702	21,794,089
Unearned compensation, nonvested restricted stock	(25,417)	(44,583)
Retained deficit	(7,968,953)	(7,826,852)
Accumulated other comprehensive income	203,372	141,265

Total shareholders’ equity	14,028,584	14,085,824

Total liabilities and shareholders’ equity	$98,983,002	$94,424,679

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income
Loans, including fees	$770,452	$385,310
Federal funds sold and interest-bearing bank deposits	11,844	39,691
Securities	132,992	215,095
Federal Reserve & Federal Home Loan stock dividend	6,341	6,845

Total interest income	921,629	646,941
Interest expense
Deposits:
Interest checking	8,379	9,034
Money market and savings	71,623	97,865
Certificates of deposit < $100,000	35,483	35,153
Certificates of deposit >$100,000	75,127	70,699

Total interest expense	190,612	212,751

Net interest income before provision for loan losses	731,017	434,190
Provision for loan losses	14,094	318,431

Net interest income after provision for loan losses	716,923	115,759
Noninterest income
Service charges on deposits	19,272	5,120
Gain on sale of loans	19,850	6,605
Gain on sale of investment securities	7,930	—
ATM, debit, and merchant fees	4,817	3,590
Other	16,975	1,792

Total noninterest income	68,844	17,107
Noninterest expense
Salaries and employee benefits	538,292	555,505
Data processing	92,417	78,108
Professional services	84,437	55,293
Occupancy and equipment	81,869	94,403
Marketing and business development	41,242	50,822
Shareholder communications	11,687	9,422
Postage and supplies	8,306	10,025
Corporate insurance	6,871	5,104
Telecommunications	4,439	5,640
FDIC insurance and regulatory assessments	31,718	34,189
Other	26,590	25,725

Total noninterest expense	927,868	924,236
Loss before income taxes	(142,101)	(791,370)
Income taxes	—	—

Net loss	$(142,101)	$(791,370)

Other comprehensive income:
Unrealized gains on securities available for sale	$101,814	$80,106
Reclassification of gains recognized in net loss	(7,930)	—
Tax effect	(31,777)	(31,421)

Total other comprehensive income	62,107	48,685

Comprehensive loss	$(79,994)	$(742,685)

Loss per share
Basic and diluted loss per share	$(0.06)	$(0.36)

Average shares outstanding	2,189,456	2,189,111

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Unearned		Accumulated
			Additional	Compensation		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Income (Loss)	Equity
December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288
Net Loss	—	—	—	—	(791,370)	—	(791,370)
Change in unrealized gains and losses on securities, net	—	—	—	—	—	48,865	48,865
Restricted Stock	6,500	65	64,935	(65,000)	—	—	—
Organizer/founder warrants	—	—	4,122	—	—	—	4,122
Stock-based compensation	—	—	11,432	6,875	—	—	18,307

March 31, 2011	2,191,500	$21,915	$21,748,447	$(83,125)	$(7,340,058)	$(295,967)	$14,051,212

December 31, 2011	2,190,500	$21,905	$21,794,089	$(44,583)	$(7,826,852)	$141,265	$14,085,824
Net Loss	—	—	—	—	(142,101)	—	(142,101)
Change in unrealized gains and losses on securities, net	—	—	—	—	—	62,107	62,107
Restricted Stock	(2,500)	(25)	(8,586)	10,555	—	—	1,944
Organizer/founder warrants	—	—	4,122	—	—	—	4,122
Stock-based compensation	—	—	8,077	8,611	—	—	16,688

March 31, 2012	2,188,000	$21,880	$21,797,702	$(25,417)	$(7,968,953)	$203,372	$14,028,584

See notes to the consolidated financial statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net loss	$(142,101)	$(791,370)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	14,094	318,431
Increase in deferred loan fees, net	3,233	52,491
Gains on sale of loans held for sale	(19,850)	(6,605)
Origination of loans held for sale, net	(973,925)	(96,634)
Proceeds from sale of loans held for sale	1,536,125	343,239
Premium amortization and discount accretion on securities, net	137,588	80,954
Securities gains, net	(7,930)	—
Depreciation and amortization expense	23,989	32,074
Stock-based compensation expense	22,754	22,429
Decrease (increase) in accrued interest receivable	2,763	(21,328)
Increase (decrease) in accrued interest payable	(3,173)	488
Decrease in other assets	6,597	28,695
Decrease in other liabilities	(57,640)	(47,214)

Net cash provided (used) in operating activities	542,524	(84,350)

Investing activities
Net increase in loans	(2,998,022)	(9,074,512)
Purchases of securities available for sale	(2,868,871)	(1,011,536)
Proceeds from paydowns of securities available for sale	1,236,918	911,624
Proceeds from sales of securities available for sale	4,276,490	—
Purchase of Federal Home Loan Bank stock	(46,600)	(93,800)
Purchases of premises and equipment	—	(13,732)

Net cash used in investing activities	(400,085)	(9,281,956)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	2,688,114	7,731,332
Net increase (decrease) in certificates of deposit	1,948,553	(2,295,208)

Net cash provided by financing activities	4,636,667	5,436,124
Net increase (decrease) in cash and cash equivalents	4,779,106	(3,930,182)

Cash and cash equivalents, beginning of period	11,320,304	18,593,851

Cash and cash equivalents, end of period	$16,099,410	$14,663,669

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits	$193,785	$212,263

See notes to the consolidated financial statements

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2012

Note 1—Business and Basis of Presentation

Organization—On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for Coastal Carolina National Bank (the Bank). The Bank began banking operations on June 8, 2009. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Myrtle Beach, South Carolina. The Bank is a nationally-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission (the “SEC”).

Note 2—Summary of Significant Accounting Policies

A summary of these policies is included in our Form 10-K filed with the SEC for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the SEC. It is uncertain whether Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) that do not require adoption until a future date will have a material impact on the Company’s consolidated financial statements upon adoption.

Statement of Cash Flow—For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Loss Per Share—Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the three months ended March 31, 2012 and 2011 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended
	March 31,
	2012	2011
Net loss to common shareholders	$(142,101)	$(791,370)
Weighted-average number of common shares outstanding	2,189,456	2,189,111

Net loss per share	$(0.06)	$(0.36)

Comprehensive Income—Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component and such items, along with net income, are components of comprehensive income.

Note 3—Recently Issued or Proposed Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

•

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

•

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

•

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act is intended to make it easier for startups and small businesses to raise funds. The SEC will have 270 days to interpret the basic concepts in the JOBS Act and turn them into practical regulations. The JOBs Act is a significant change to securities regulations, including the raising the shareholders of record thresholds that require public registration and reporting. The JOBS Act eases certain aspects of the initial public offering process and relaxes certain reporting obligations for the post-IPC EGC. The law is not expected to have a material effect on the financial statements or results of operations.

•

In February 2012, SEC Chief Accountant told the IASB Advisory Council the adoption of IFRS continues to be delayed. The SEC staff is in the final stages of writing their next report on U.S. adoption of IFRS. However, it is anticipated a decision will not be made until late 2012. The adoption of IFRS is expected to have an impact on the financial statements but the effects are still unknown.

•

In December 2011, the Committee of Sponsoring Organizations (“COSO”) released a draft update of the 1992 Internal Control-Integrated Framework. The public comment period ended March 31, 2012 and the final updated Framework is slated to be released in early 2013. The changes are not expected to affect the financial statements or results of operations.

•

On January 31, 2012, federal financial institution regulatory agencies jointly issued supervisory guidance on loan loss allowance estimation practices for loans and lines of credit secured by junior liens on 1-4 family residential properties (junior liens). The guidance discusses the responsibilities of institution management to gather available and relevant information about the collectability of the portfolio, including information on the delinquency status of senior lien loans associated with the institution’s junior liens. Additionally, management should segment the junior lien portfolio to estimate allowance for high-risk segments, and support environment factor adjustments to historical loss rates by analyzing the trends in each risk segment of the junior lien portfolio. The guidance is not expected to have a material effect on the financial statements.

•

On December 5, 2010, the comment period closed on the FASB’s proposed ASU No. 1850-100, Leases. The draft requires lessees to recognize assets and liabilities arising from lease contracts on their balance sheet that historically would have been off-balance sheet under operating lease accounting guidance. The IASB and FASB have continued discussing the appropriate expense recognition methods and plan to meet again in April 2012. Before issuing the final document, the FASB intends to expose for public comment proposed amendments. The final ASU is expected to affect the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4—Cash and Cash Equivalents

As of March 31, 2012, cash and cash equivalents totaled $16.1 million and were represented by $1.1 million in cash on hand and noninterest-bearing deposits with other banks, $13.9 million in interest-bearing deposits with other banks, and $1.1 million in federal funds sold. Interest-bearing deposits with other banks included $3.7 million in CDs invested at other banks that carry a weighted average rate of .68% with maturities between 4 and 18 months, $6.9 million at the Federal Reserve, and $3.3 million in money market deposit accounts. These balances allow the Company to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 5—Securities

At March 31, 2012 and December 31, 2011, the Bank’s securities available for sale consisted of a U.S. Government Agency Bond issued by the Federal National Mortgage Association (FNMA), city and county issued municipal bonds, mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), collateralized mortgage obligations issued by the Government National Mortgage Association (GNMA), and a Small Business Administration (SBA) bond, summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-Sponsored Enterprises	$2,000,000	$—	$(50,464)	$1,949,536
Small Business Administration bonds	1,523,799	10,794	—	1,534,593
Municipal bonds	3,165,045	116,273	—	3,281,318
Collateralized mortgage obligations (CMOs)	2,777,999	29,818	—	2,807,817
Mortgage-backed securities (MBSs)	17,034,616	230,907	(3,931)	17,261,592

Total securities available for sale	$26,501,459	$387,792	$(54,395)	$26,834,856

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-Sponsored Enterprises	$2,000,000	$1,408	$—	$2,001,408
Municipal bonds	3,168,963	86,479	—	3,255,442
Collateralized mortgage obligations (CMOs)	2,861,013	30,088	—	2,891,101
Mortgage-backed securities (MBSs)	21,245,677	145,690	(32,083)	21,359,284

Total securities available for sale	$29,275,653	$263,665	$(32,083)	$29,507,235

The following table summarizes the unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-Sponsored Enterprises	$1,949,536	$(50,464)	$—	$—	$1,949,536	$(50,464)
Mortgage-backed securities (MBSs)	1,339,521	(3,931)	—	—	1,339,521	(3,931)

Total temporarily impaired securities	$3,289,057	$(54,395)	$—	$—	$3,289,057	$(54,395)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government-Sponsored Enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities (MBSs)	10,734,122	(32,083)	—	—	10,734,122	(32,083)

Total temporarily impaired securities	$10,734,122	$(32,083)	$—	$—	$10,734,122	$(32,083)

The contractual maturity distribution and yields of the Bank's securities portfolio at March 31, 2012 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities Available For Sale
	Amortized Cost	Estimated Fair Value
Due after one year but within five years	$—	$—
Due after five years but within ten years	887,084	938,361
Due after ten years	25,614,375	25,896,495

Total (1)	$26,501,459	$26,834,856

(1)	Maturities estimated based on average life of security.

The Bank also owned Federal Reserve Bank (“FRB”) stock with a cost of $394,050 at March 31, 2012 and at December 31, 2011. The yield at both periods was 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity decreases due to losses, the amount of FRB stock may also decrease quarterly.

The Bank owned $230,400 in Federal Home Loan Bank (“FHLB”) stock at March 31, 2012 and $183,800 at December 31, 2011. The amount of FHLB stock held is based on our total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. The yield on FHLB stock is variable at the discretion of the FHLB. The dividend paid for March 31, 2012 was 1.87% and 1.23% for December 31, 2011.

Securities with an amortized cost of $9.1 million at March 31, 2012 and $6.3 million at December 31, 2011, were pledged to secure public deposits. During the three months ended March 31, 2012, the Bank sold three mortgage backed securities with amortized costs of $4.3 million and purchased 2 securities with an amortized cost of $2.9 million.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the three month period ended March 31, 2012. At March 31, 2012, there were no investment securities considered to be other than temporarily impaired. The Bank’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

Note 6—Credit Quality

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at March 31, 2012 and December 31, 2011.

Loans are categorized differently in the allowance tables compared to the loan composition table below. The loan composition table reflects categories determined by the loan purpose, whereas the allowance table below reflects categories that are based on the collateral that secures the loan as defined by the FFIEC call codes. For example, a loan made for commercial purposes but secured by 1-4 family real estate will be reported as a Commercial Loan in the composition table, but is considered a Real Estate 1-4 Family loan in the allowance tables.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Three Months Ended March 31, 2012
	Construction	Real	Real	Commercial
	and Land	Estate	Estate	and
	Development	1-4 Family	Other	Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	34,982	(9,337)	830	(10,370)	(323)	(1,688)	14,094

Ending Balance	$99,152	$204,372	$700,990	$66,753	$34,704	$—	$1,105,971

Ending Balances:
Individually evaluated for impairment	$43,586	$—	$110,020	$—	$18,680	$—	$172,286

Collectively evaluated for impairment	$55,566	$204,372	$590,970	$66,753	$16,024	$—	$933,685

Loans receivable:
Ending balance—total	$4,911,418	$20,980,171	$23,817,943	$3,899,100	$2,028,787		$55,637,419

Ending Balances:
Individually evaluated for impairment	$118,786	$—	$394,356	$—	$18,680		$531,822

Collectively evaluated for impairment	$4,792,632	$20,980,171	$23,423,587	$3,899,100	$2,010,107		$55,105,597

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2011
	Construction	Real	Real	Commercial
	and Land	Estate	Estate	and
	Development	Mortgage	Other	Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	(28,095)	134,661	515,098	62,142	32,915	(57,594)	659,127

Ending Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877

Ending Balances:
Individually evaluated for impairment	$6,784	$21,446	$137,282	$—	$21,787	$—	$187,299

Collectively evaluated for impairment	$57,386	$192,263	$562,878	$77,123	$13,240	$1,688	$904,578

Loans receivable:
Ending balance—total	$4,875,191	$19,880,090	$21,783,860	$4,437,718	$1,662,538		$52,639,397

Ending Balances:
Individually evaluated for impairment	$120,384	$166,117	$390,282	$—	$21,787		$698,570

Collectively evaluated for impairment	$4,754,807	$19,713,973	$21,393,578	$4,437,718	$1,640,751		$51,940,827

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of March 31, 2012, management considered the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

Generally, the first indication of the non-performance of a loan is a missed payment. Thus, one of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of March 31, 2012, loans past due totaled $431,633, all of which was past due greater than 90 days. As of December 31, 2011, loans past due totaled $427,559, of which $37,277 was past due greater than 90 days.

Below are tables that present the past due status of loans receivable as of March 31, 2012 and December 31, 2011.

March 31, 2012
						Past Due >
	30 - 59 Days Past Due	60 - 89 Days Past Due	Nonaccrual	Current	Total Loans	90 Days and Accruing
Construction/Land development	$—	$—	$118,786	$4,792,631	$4,911,417	$—
Real estate—mortgage	—	—	—	14,174,353	14,174,353	—
Real estate—other	—	—	394,356	31,914,423	32,308,779	—
Commercial and industrial	—	—	—	3,899,100	3,899,100	—
Consumer and other	—	—	18,680	325,090	343,770	—

Total	$—	$—	$531,822	$55,105,597	$55,637,419	$—

December 31, 2011
						Past Due >
	30 - 59 Days Past Due	60 -89 Days Past Due	Nonaccrual	Current	Total Loans	90 Days and Accruing
Construction/Land development	$—	$—	$120,384	$4,754,807	$4,875,191	$—
Real estate—mortgage	—	—	166,117	13,140,106	13,306,223	—
Real estate—other	—	—	390,282	29,295,492	29,685,774	—
Commercial and industrial	—	—	—	4,437,718	4,437,718	—
Consumer and other	—	—	21,787	312,704	334,491	—

Total	$—	$—	$698,570	$51,940,827	$52,639,397	$—

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

At March 31, 2012, the Bank had four loans totaling $531,822 in non-accrual status. At December 31, 2011, the Bank had five loans in non-accrual status totaling $698,570. The Bank did not have any loans past due 90 days and still accruing as of March 31, 2012 or December 31, 2011.

Loans are assigned a credit risk grade upon their origination. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The Bank had $3,200,781 and $3,337,162 in loans classified as Substandard or worse as of March 31, 2012 and December 31, 2011, respectively.

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

Credit risk grades within the loan portfolio as of March 31, 2012 and December 31, 2011 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans
	March 31, 2012			December 31, 2011
		Commercial			Commercial
		Real Estate	Commercial		Real Estate	Commercial
	Commercial	Construction	Real Estate	Commercial	Construction	Real Estate
Prime	$413,356	$—	$—	$425,000	$—	$—
Good	2,000,000	—	—	2,000,000	—	—
Acceptable	173,468	1,879,066	11,235,768	245,490	1,978,000	11,296,180
Acceptable with care	1,101,715	967,984	16,822,313	1,567,228	1,231,118	14,120,577
Special mention	10,561	—	1,387,383	—	—	1,400,143
Substandard assets	200,000	118,786	2,863,315	200,000	120,384	2,868,874
Doubtful assets	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—

Total	$3,899,100	$2,965,836	$32,308,779	$4,437,718	$3,329,502	$29,685,774

Credit Risk Profile of Residential Loans
	March 31, 2012				December 31, 2011
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential	Residential	Residential	Residential	Residential	Residential	Residential	Residential
	Mortgage	Construction	Mortgage	Construction	Mortgage	Construction	Mortgage	Construction
Prime	$—	$—	$—	$—	$—	$—	$—	$—
Good	183,482	—	—	—	174,479	—	—	—
Acceptable	13,015,742	1,945,581	—	—	11,983,976	1,545,689	—	—
Acceptable with care	793,663	—	—	—	798,489	—	—	—
Special mention	181,466	—	—	—	183,162	—	—	—
Substandard assets	—	—	—	—	166,117	—	—	—
Doubtful assets	—	—	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—	—	—

Total	$14,174,353	$1,945,581	$—	$—	$13,306,223	$1,545,689	$—	$—

Credit Risk Profile of Consumer Loans
	March 31, 2012		December 31, 2011
	Consumer - Auto	Consumer - Other	Consumer - Auto	Consumer - Other
Prime	$—	$220,564	$—	$224,075
Good	17,704	—	20,795	—
Acceptable	25,283	47,192	27,013	19,456
Acceptable with care	—	—	—	6,791
Special mention	13,847	500	14,574	—
Substandard assets	—	18,680	—	21,787
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—

Total	$56,834	$286,936	$62,382	$272,109

Impaired loans totaled $531,822 and $245,200 as of March 31, 2012 and 2011, respectively, and were represented by loans on non-accrual. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the first quarter of 2012 and 2011, ended March 31st.

Impaired Loans For the Quarter Ended March 31, 2012
	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized
With no related allowance recorded:	$—	$—	$—	$—	$—

With an allowance recorded:
Construction and land development	118,786	118,786	125,325	43,586	—
Real estate—mortgage	—	—	—	—	—
Real estate—other	394,356	394,356	390,371	110,020	—
Commercial and industrial	—	—	—	—	—
Consumer loans to individuals	18,680	18,680	22,932	18,680	—

Total:	$531,822	$531,822	$538,628	$172,286	$—

Impaired Loans For the Quarter Ended March 31, 2011
	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized
With no related allowance recorded:
Construction and land development	$245,200	$245,000	$250,291	$—	$—

With an allowance recorded:
Construction and land development	—	—	—	—	—
Real estate—mortgage	—	—	—	—	—
Real estate—other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans to individuals	—	—	—	—	—

Total:	$245,200	$245,000	$250,291	$—	$—

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of March 31, 2012, the Bank has three loans that qualify as trouble debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of March 31, 2012 and 2011.

March 31, 2012
				Number of	Balances of
		Pre-modification	Post-modification	Loans that	Loans that
	Number	Outstanding	Outstanding	Subsequently	Subsequently
	of Loans	Balances	Balances	Defaulted	Defaulted
Construction and land development	2	$137,426	$118,786	1	$37,277
Real estate—mortgage	—	—	—	—	—
Real estate—other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	1	27,446	18,680	—	—

Total	3	$164,872	$137,466	1	$37,277

March 31, 2011
				Number of	Balances of
		Pre-modification	Post-modification	Loans that	Loans that
	Number	Outstanding	Outstanding	Subsequently	Subsequently
	of Loans	Balances	Balances	Defaulted	Defaulted
Construction and land development	2	$131,047	$131,047	1	$37,277
Real estate—mortgage	—	—	—	—	—
Real estate—other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total	2	$131,047	$131,047	1	$37,277

As of March 31, 2012, management was not aware of any additional loans that were not already considered for impairment or categorized as impaired or on non-accrual.

Note 7—Fair Value Measurements

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

For financial instruments whose fair values are estimated for disclosure purposes only, the following methods were used:

Cash and Cash Equivalents, Federal Funds Sold and Interest—Bearing Bank Deposits—The carrying amount is a reasonable estimate of fair value due to the short term nature of such items. These amounts generally relate to currency or highly liquid assets, thus these are considered a Level 1 valuation.

Securities Available for Sale—Investment securities available-for-sale are recorded at fair value on a recurring basis. These securities trade in highly liquid markets with observable quoted prices for identical assets, thus these assets are considered a Level 1 valuation.

Federal Reserve Bank and Federal Home Loan Bank Stock—The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stock. These assets are considered a Level 3 valuation.

Loans Held for Sale—Loans held for sale are carried at the lower of cost or market value. The fair values of mortgage loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics. Since the secondary market creates some liquidity and observable market inputs for similar assets, these assets are considered a Level 2.

Loans Receivable—For certain categories of loans, such as variable rate loans, which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair values of loans, excluding leases, are estimated based on groupings of similar loans by type, interest rate, and borrower creditworthiness. Discounted future cash flow analyses are performed for the groupings, incorporating assumptions of current and projected prepayment speeds and expected loss. Discount rates are determined using the Company’s current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads, if necessary. Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company’s experience, these are Level 3 valuations. However, the fair value of impaired loans is estimated based on discounted cash flows or underlying collateral values, where applicable. Thus, impaired loans are reported at Level 2 and Level 3 depending on the specifics of each impaired loan.

Deposits—The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. These liabilities are reported as a Level 2.

Off-Balance-Sheet Financial Instruments—The carrying amount for loan commitments are reported with zero fair value, since these amounts have not been issued.

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and due from banks	$1,064,478	$1,064,478	$1,064,478	$—	$—
Federal funds sold	1,098,912	1,098,912	1,098,912	—	—
Interest-bearing bank deposits	13,936,020	13,936,020	13,936,020	—	—
Securities available for sale	26,834,856	26,834,856	—	26,834,856	—
Federal Reserve Bank and Federal Home Loan Bank stock	624,450	624,450	—	—	624,450
Loans Held for Sale	346,400	346,400	—	346,400	—
Loans, net	54,395,904	55,507,343	—	81,509	55,425,834

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	47,965,295	47,965,295	—	47,965,295	—
Certificates of deposits	36,448,781	36,282,621	—	36,282,621	—

	Notional	Estimated
	Amount	Fair Value

Commitments to extend credit	$9,803,371	$—

December 31, 2011
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and due from banks	$1,023,828	$1,023,828	$1,023,828	$—	$—
Federal funds sold	824,978	824,978	824,978	—	—
Interest-bearing bank deposits	9,471,498	9,471,498	9,471,498	—	—
Securities available for sale	29,507,235	29,507,235	—	29,507,235	—
Federal Reserve Bank and Federal Home Loan Bank stock	577,850	577,850	—	—	577,850
Loans Held for Sale	888,750	888,750	—	888,750	—
Loans, net	51,415,209	52,312,902	—	83,107	52,229,795

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	45,277,181	45,277,181	—	45,277,181	—
Certificates of deposits	34,500,228	34,338,522	—	34,338,522	—

	Notional	Estimated
	Amount	Fair Value

Commitments to extend credit	$10,063,247	$—

There were no transfers between valuation levels for any assets during the quarter ended March 31, 2012.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis at March 31, 2012, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents the fair value of assets evaluated on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the hierarchy.

	Quoted	Significant
	Market Price	Other	Significant
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Government Sponsored Enterprise Bonds	$—	$1,949,536	$—
Small Business Administration Bonds	—	1,534,593	—
Municipal Bonds	—	3,281,318	—
Collateralized Mortgage Obligations (CMOs)	—	2,807,817	—
Mortgage Backed Securities (MBS)	—	17,261,592	—

Total	$—	$26,834,856	$—

December 31, 2011
Government Sponsored Enterprise Bonds	$—	$2,001,408	$—
Municipal Bonds	—	3,255,442	—
Collateralized Mortgage Obligations (CMOs)	—	2,891,101	—
Mortgage Backed Securities (MBS)	—	21,359,284	—

Total	$—	$29,507,235	$—

There were no other assets and no liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

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

Impaired Loans

A loan is considered impaired when the full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3. The following table presents the fair value of assets evaluated on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

		Quoted	Significant
		Market Price	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value as of	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Loans held for sale	$346,400	$—	$346,400	$—
Impaired Loans:
Construction and land development	118,786	—	81,509	37,277
Real estate—mortgage	—	—	—	—
Real estate—other	394,356	—	—	394,356
Commercial and industrial	—	—	—	—
Consumer loans to individuals	18,680	—	—	18,680

Total	$878,222	$—	$427,909	$450,313

December 31, 2011
Loans held for sale	$888,750	$—	$888,750	$—
Impaired Loans:
Construction and land development	120,384	—	83,107	37,277
Real estate—mortgage	166,117	—	—	166,117
Real estate—other	390,282	—	—	390,282
Commercial and industrial	—	—	—	—
Consumer loans to individuals	21,787	—	—	21,787

Total	$1,587,320	$—	$971,857	$615,463

There were no other assets and no liabilities measured at fair value as of March 31, 2012 and December 31, 2011 on a nonrecurring basis. During the quarter ended March 31, 2012, one Level 3 impaired loan paid off. Loans held for sale at December 31, 2011 were sold during the quarter ending March 31, 2012, and the values reported for loans held for sale as of March 31, 2012 represent new assets in that category. There were no other transfers between valuation levels for assets measured for fair value on a non-recurring basis.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2012.

	March 31,	Valuation	Unobservable
	2012	Techniques	Inputs
Impaired loans
Real estate:
Construction and land development	$37,277	Sales Comparison	Partial ownership of property

Real estate—other	394,356	Sales Comparison	Residential deed restrictions for commercial property

Consumer installment:
Consumer loans to individuals	18,680	Discounted Cash Flows	Unsecured

The impaired loan representing construction and land development is collateralized with a 25% interest in real estate. The impaired loan was valued by applying a 50% discount to the appraised value of the full property, which used a sales comparison approach, followed by applying the pro-rata 25% ownership in the property. The resulting valuation resulted in a full impairment of the loan balance. There is no observable market for selling the 25% interest in the property, therefore this impaired loan is considered a Level 3 valuation.

The impaired loan representing Real Estate-Other is collateralized with property that has a deed restriction for residential use only. However, the property has been converted to and used for commercial purposes for an extended period of time. The deed restriction for residential use and the commercial use of the property calls into question the marketability of the property and there are no observable market inputs for similar properties. Therefore, the fair valuation is considered to be Level 3. The valuation technique used was based on an appraisal of the property, based on sales comparisons for similar commercial properties, with a 10% discount applied. The valuation resulted in an impairment of $100,020, which is fully reserved.

The loan representing consumer loans is unsecured and, therefore, has no collateral for which to observe market inputs. Therefore, it is considered a Level 3 valuation. The valuation was performed using a discounted cash flows model and resulted in a full impairment of the loan balance.

Note 8—Subsequent Events

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A—Risk Factors and the following:

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

These risks are exacerbated by the volatility and disruption experienced in national and international financial, capital, and credit markets during the last three years. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first quarter of 2012, economic conditions, while slow by historical standards, have shown signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

The following discussion describes our results of operations for the three months ended March 31, 2012 and 2011 and also analyzes our financial condition as of March 31, 2012 and December 31, 2011.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2011, as filed in our Annual Report on Form 10-K.

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

Three months ended March 31, 2012 and 2011

We incurred a net loss of $142,101, or .06 cents per share, for the three months ended March 31, 2012, compared to a net loss of $791,370, or .36 cents per share, for the three months ended March 31, 2011. Interest income was $921,629 and $646,941 for the three months ended March 31, 2012 and 2011, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2012, offset by less interest income received on investments and interest bearing bank deposits. Interest income for the three months ended March 31, 2012 was comprised of $770,452 earned on loans, $139,333 earned on investment securities, and $11,844 earned on fed funds sold and interest bearing bank deposits.

Interest expense was $190,612 for the three months ended March 31, 2012, compared to $212,751 for the three months ended March 31, 2011. The decrease in interest expense is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 2.90% and 3.08%, respectively, for the three months ended March 31, 2012, compared to 2.23% and 2.53%, respectively, for the three months ended March 31, 2011. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity has been redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities.

The loan loss provision, which is driven primarily by loan growth, non-performing loans, and a historical loss and environmental analysis, was $14,094 for the three months ended March 31, 2012, compared to $318,431 for the three months ended March 31, 2011. The decrease in loan loss provision is attributed primarily to higher specific reserves needed in 2011 for non-performing loans.

Non-interest income was $68,844 for the three months ended March 31, 2012, of which $19,272 came from service charges on deposits, $19,850 came from gains on the sale of mortgage loans, and $7,930 came from gains on sale of investments. For the three months ended March 31, 2011, non-interest income was $17,107, of which $5,120 came from service charges on deposits and $6,605 came from gains on the sale of mortgage loans. There were no gains on sale of investment securities during the first quarter 2011. Service charge fee income has increased due to consumer NSF activity. Additionally, the Bank received $15,891 on a fully depreciated bank vehicle that was disposed during the three months ended March 31, 2012. Non-interest expense was $927,868 and $924,236 for the three months ended March 31, 2012 and 2011, respectively. Employee benefit expenses, occupancy and equipment expense, and marketing expenses all decreased while data processing and consulting services, including an executive search firm, increased during the three months ended March 31, 2012 compared to the same time period in 2011.

Assets and Liabilities

General

Total assets as of March 31, 2012 were $99.0 million, representing an increase of $4.6 million, or 4.9%, compared to $94.4 million as of December 31, 2011. The increase in assets is due primarily to net loan growth of $3.0 million, which was funded primarily by deposit growth of $4.6 million. At March 31, 2012, total assets consisted principally of $16.1 million in cash and cash equivalents, $26.8 million in available-for-sale investment securities and $54.4 million in net loans. Net loans at December 31, 2011 were $51.4 million. The primary source of funding is deposits that are acquired locally. Liabilities at March 31, 2012 totaled $85.0 million, represented almost entirely by retail customer deposits totaling $84.4 million. Liabilities as of December 31, 2011 totaled $80.3 million, including $79.8 million in deposits. At March 31, 2012, shareholders’ equity was $14.0 million, compared to $14.1 million as of December 31, 2011. The reason for the decrease in shareholders’ equity is net losses. Book value per share was $6.41 at March 31, 2012, compared to $6.43 as of December 31, 2011.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. Net loans have increased $3.0 million, or 5.8%, to $54.4 million, during the three months ended March 31, 2012, primarily in the category of Real Estate – Other, compared to $51.4 million as of December 31, 2011. The following table summarizes the composition of our loan portfolio as of March 31, 2012 and December 31, 2011.

	March 31,	Percentage of	December 31,	Percentage
	2012	of Total	2011	of Total
Construction and land development	$4,911,417	8.83%	$4,875,191	9.26%
Real estate—residential mortgage	14,174,353	25.47	13,306,223	25.28
Real estate—other	32,308,779	58.07	29,685,774	56.39
Commercial and industrial	3,899,100	7.01	4,437,718	8.43
Consumer and other	343,770	0.62	334,491	0.64

Gross loans	55,637,419	100.00%	52,639,397	100.00%
Allowance for loan losses	(1,105,971)	—	(1,091,877)	—
Deferred loan fees, net	(135,544)	—	(132,311)	—

Total loans, net	$54,395,904	—	$51,415,209	—

Classified Loans

Classified loans are performing loans with elevated levels of credit risk. These loans are assigned credit risk grades of substandard or worse. The Bank’s classified loans decreased during the first three months of 2012 from $3,337,162 as of December 31, 2011 to $3,200,781 as of March 31, 2012, primarily due to the payoff of one loan relationship.

Nonperforming Loans

At March 31, 2012, nonaccrual loans totaled $531,822, related to four lending relationships, compared to $698,570 in nonaccrual loans as of December 31, 2011. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at March 31, 2012 and December 31, 2011. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. The nonaccrual loan relationship is considered impaired.

As of March 31, 2012, we were not aware of any other loans that were not already considered for impairment or categorized as impaired or on nonaccrual.

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

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,105,971 as of March 31, 2012, or 1.99% of gross loans outstanding, compared to $1,091,877 as of December 31, 2011, or 2.07% of gross loans outstanding. Total provision expense for the three months ended March 31, 2012 was $14,094, compared to $318,431 for the three months ended March 31, 2011. The decrease in provision expense in 2012 compared to 2011 was primarily due to less growth in the loan portfolio and additional provision in 2011 needed for classified and nonperforming loan relationships.

There were no charge offs or recoveries during the first three months of 2012 and 2011. As of March 31, 2012, management considered the allowance for loan losses to be adequate and sufficient to meet presently known and inherent losses in the loan portfolio.

Deposits

Our primary source of funds for loans and investments is the funds obtained through our customer deposits. At March 31, 2012, we had $84.4 million in deposits, representing an increase of $4.6 million from December 31, 2011. Our deposits as of March 31, 2012 consisted primarily of $8.9 million in demand deposit accounts, $36.4 million in certificates of deposit, and $39.1 million of savings and money market accounts. The primary source of funding for our loan portfolio is deposits that are acquired locally. As of March 31, 2012, we have no brokered or wholesale deposits and no borrowings.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest/principal payments received on and maturities of our investments. We plan to meet our future cash needs through the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions or borrow advances from the Federal Home Loan Bank Atlanta. As of March 31, 2012, our primary sources of liquidity included cash, non-interest and interest-bearing deposits and federal funds sold with financial institutions totaling $16.1 million. In addition, the fair value of our available for sale investment portfolio was $26.8 million as of March 31, 2012. Our lines of credit available with correspondent banks total $8.0 million with no outstanding principal or interest on these lines at March 31, 2012 and are unsecured. These lines may be withdrawn at the discretion of the correspondent financial institutions. Our credit availability at the Federal Home Loan Bank is $9.35 million as of March 31, 2012 and requires collateralization by eligible investment securities or loans. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2012, we had issued commitments to extend credit of $9.8 million through various types of lending arrangements, compared to $10.1 million as of December 31, 2011. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity was $14.0 million at March 31, 2012 compared to $14.1 million at December 31, 2011. The decrease is primarily a result of net losses of $142,101 for the three months ended March 31, 2012.

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

The bank exceeded its minimum regulatory capital ratios as of March 31, 2012 and December 31, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at March 31, 2012 and December 31, 2011:

	Tier 1	Tier 1	Total
(Unaudited)	Leverage	Risk-Based	Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

Actual Ratios at March 31, 2012
Coastal Carolina National Bank	13.62%	24.34%	25.60%
Consolidated	14.32%	25.82%	27.08%

Actual Ratios at December 31, 2011
Coastal Carolina National Bank	14.14%	24.64%	25.89%
Consolidated	14.87%	26.16%	27.42%

We believe our capital is sufficient to fund the activities of the bank as we grow. As of March 31, 2012, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II—Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: May 11, 2012	By:	/s/ Laurence S. Bolchoz, Jr.
Laurence S. Bolchoz, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn M. Kinard
Dawn M. Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.