Form 10-Q
period 2012-06-30
Coastal Carolina Bancshares, Inc.
filed 2012-08-10
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Act).    ☐  YES     ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,188,000 shares of common stock par value $0.01 per share, were outstanding as of August 3, 2012.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash and non-interest due from banks	$1,951,267	$1,023,828
Federal funds sold	2,521,683	824,978
Interest-bearing bank deposits	9,002,229	9,471,498

Total cash and cash equivalents	13,475,179	11,320,304
Securities available for sale	27,493,219	29,507,235
Federal Reserve Bank stock	398,300	394,050
Federal Home Loan Bank stock	160,500	183,800
Loans held for sale	458,437	888,750
Loans receivable	55,161,651	52,639,397
Deferred loan fees, net	(129,660)	(132,311)
Allowance for loan losses	(1,050,014)	(1,091,877)

Loans, net	53,981,977	51,415,209
Premises and equipment, net	206,031	246,443
Accrued income and other assets	440,115	468,888

Total assets	$96,613,758	$94,424,679

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing demand	$5,166,644	$4,819,581
Interest checking	4,854,125	4,604,083
Money market	31,840,684	35,352,570
Savings	619,701	500,947
Certificates of deposit	39,114,778	34,500,228

Total deposits	81,595,932	79,777,409
Accrued expenses and other liabilities	754,832	561,446

Total liabilities	82,350,764	80,338,855
Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,188,000 and 2,190,500 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21,880	21,905
Additional paid-in capital	21,807,366	21,794,089
Unearned compensation, nonvested restricted stock	(16,667)	(44,583)
Retained deficit	(8,001,902)	(7,826,852)
Accumulated other comprehensive income	452,317	141,265

Total shareholders’ equity	14,262,994	14,085,824

Total liabilities and shareholders’ equity	$96,613,758	$94,424,679

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$802,814	$506,235	$1,573,266	$891,546
Federal funds sold and interest-bearing bank deposits	10,977	19,368	22,820	59,058
Securities	147,395	228,709	280,387	443,804
Federal Reserve & Federal Home Loan stock dividend	6,674	6,311	13,015	13,155

Total interest income	967,860	760,623	1,889,488	1,407,563
Interest expense
Deposits:
Interest checking	8,412	10,572	16,790	19,606
Money market and savings	55,348	107,351	126,972	205,215
Certificates of deposit < $100,000	34,049	30,167	69,532	65,320
Certificates of deposit ≥ $100,000	73,202	65,906	148,328	136,606

Total interest expense	171,011	213,996	361,622	426,747

Net interest income before provision for loan losses	796,849	546,627	1,527,866	980,816
Provision for loan losses	—	176,992	14,094	495,423

Net interest income after provision for loan losses	796,849	369,635	1,513,772	485,393
Noninterest income
Service charges on deposits	6,599	8,362	25,871	13,482
Gain on sale of loans	25,666	2,024	45,516	8,629
Gain on sale of investment securities	51,377	129,496	59,307	129,496
ATM, debit, and merchant fees	6,789	4,521	11,605	8,111
Other	4,591	2,773	21,567	4,566

Total noninterest income	95,022	147,176	163,866	164,284
Noninterest expense
Salaries and employee benefits	529,859	538,134	1,068,150	1,093,639
Data processing	90,613	81,761	183,030	159,868
Professional services	59,352	45,544	143,789	100,837
Occupancy and equipment	87,530	91,514	169,399	185,917
Marketing and business development	42,805	47,335	84,047	98,158
Shareholder communications	17,594	12,073	29,281	21,494
Postage and supplies	11,755	10,710	20,061	20,735
Corporate insurance	6,871	6,964	13,742	12,068
Telecommunications	6,093	5,232	10,532	10,871
FDIC insurance and regulatory assessments	31,300	28,388	63,018	62,577
Other	41,048	23,260	67,639	48,986

Total noninterest expense	924,820	890,915	1,852,688	1,815,150
Loss before income taxes	(32,949)	(374,104)	(175,050)	(1,165,473)
Income taxes	—	—	—	—

Net loss	$(32,949)	$(374,104)	$(175,050)	$(1,165,473)

Other comprehensive income:
Unrealized gains on securities available for sale	$408,107	$430,767	$509,921	$510,874
Reclassification of gains recognized in net loss	(51,377)	(129,496)	(59,307)	(129,496)
Tax effect	(107,785)	(38,503)	(139,562)	(69,745)

Total other comprehensive income	248,945	262,768	311,052	311,633

Comprehensive gain (loss)	$215,996	$(111,336)	$136,002	$(853,840)

Loss per share

Basic and diluted loss per share	$(0.02)	$(0.17)	$(0.08)	$(0.53)

Average shares outstanding	2,188,000	2,191,500	2,188,728	2,189,597

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity (Unaudited)

				Unearned		Accumulated
			Additional	Compensation		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Income (Loss)	Equity
December 31, 2010	2,185,000	$ 21,850	$ 21,667,958	$ (25,000)	$ (6,548,688)	$ (344,832)	$ 14,771,288
Net Loss	—	—	—	—	(1,165,473)	—	(1,165,473)
Change in unrealized gains and losses on securities, net	—	—	—	—	—	311,633	311,633
Restricted Stock	6,500	65	64,935	(65,000)	—	—	—
Organizer/founder warrants	—	—	8,244	—	—	—	8,244
Stock-based compensation	—	—	25,463	19,167	—	—	44,630

June 30, 2011	2,191,500	$21,915	$21,766,600	$(70,833)	$(7,714,161)	$(33,199)	$13,970,322

December 31, 2011	2,190,500	$21,905	$21,794,089	$(44,583)	$(7,826,852)	$141,265	$14,085,824
Net Loss	—	—	—	—	(175,050)	—	(175,050)
Change in unrealized gains and losses on securities, net	—	—	—	—	—	311,052	311,052
Restricted Stock	(2,500)	(25)	(8,586)	19,305	—	—	10,694
Organizer/founder warrants	—	—	6,870	—	—	—	6,870
Stock-based compensation	—	—	14,993	8,611	—	—	23,604

June 30, 2012	2,188,000	$21,880	$21,807,366	$(16,667)	$(8,001,902)	$452,317	$14,262,994

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net loss	$(175,050)	$(1,165,473)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	14,094	495,423
Increase (decrease) in deferred loan fees, net	(2,651)	62,952
Gains on sale of loans held for sale	(45,516)	(8,629)
Origination of loans held for sale, net	(2,513,032)	(95,764)
Proceeds from sale of loans held for sale	2,988,861	444,393
Premium amortization and discount accretion on securities, net	242,096	142,947
Securities gains, net	(59,307)	(129,496)
Depreciation and amortization expense	46,682	64,897
Stock-based compensation expense	41,168	52,874
Decrease (increase) in accrued interest receivable	15,147	(9,876)
Decrease in accrued interest payable	(5,531)	(1,620)
Decrease in other assets	13,626	52,993
Increase in other liabilities	48	75,610

Net cash provided (used) in operating activities	560,635	(18,769)
Investing activities
Net increase in loans	(2,578,211)	(18,117,253)
Purchases of securities available for sale	(6,836,044)	(12,033,082)
Proceeds from paydowns of securities available for sale	2,360,538	1,521,708
Proceeds from sales of securities available for sale	6,816,654	11,072,421
Redemption (purchase) of Federal Reserve Bank stock	(4,250)	39,050
Redemption (purchase) of Federal Home Loan Bank stock	23,300	(93,800)
Purchases of premises and equipment	(6,270)	(28,474)

Net cash used in investing activities	(224,283)	(17,639,430)
Financing activities
Net increase (decreae) in demand deposits, interest-bearing transaction accounts and savings accounts	(2,796,027)	12,442,839
Net increase in certificates of deposit	4,614,550	527,778

Net cash provided by financing activities	1,818,523	12,970,617
Net increase (decrease) in cash and cash equivalents	2,154,875	(4,687,582)

Cash and cash equivalents, beginning of period	11,320,304	18,593,850

Cash and cash equivalents, end of period	$13,475,179	$13,906,268

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits	$367,153	$428,367

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2012

Note 1 - Business and Basis of Presentation

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission (the “SEC”).

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

Statement of Cash Flow – For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Loss Per Share – Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the six months ended June 30, 2012 and 2011 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss to common shareholders	$(32,949)	$(374,104)	$(175,050)	$(1,165,473)
Weighted-average number of common shares outstanding	2,188,000	2,191,500	2,188,728	2,189,597

Net loss per share	$(0.02)	$(0.17)	$(0.08)	$(0.53)

Comprehensive Income – Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component and such items, along with net income, are components of comprehensive income.

Note 3 – Recently Issued or Proposed Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

•

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

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

Note 4 - Cash and Cash Equivalents

As of June 30, 2012, cash and cash equivalents totaled $13.5 million and were represented by $2 million in cash on hand and noninterest-bearing deposits with other banks, $9.0 million in interest-bearing deposits with other banks, and $2.5 million in federal funds sold. Interest-bearing deposits with other banks included $3.7 million in CDs invested at other banks that carry a weighted average rate of .68% with maturities between 1 and 15 months, $2.9 million at the Federal Reserve, and $2.3 million in money market deposit accounts. These balances allow the Company to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 5 - Securities

At June 30, 2012 and December 31, 2011, the Bank’s securities available for sale consisted of a U.S. Government Agency Bond issued by the Federal National Mortgage Association (FNMA), city and county issued municipal bonds, mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), collateralized mortgage obligations issued by the Government National Mortgage Association (GNMA), and a Small Business Administration (SBA) bond, summarized as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprise bonds	$2,000,000	$6,134	$—	$2,006,134
Small Business Administration bonds	1,513,272	17,059	—	1,530,331
Municipal bonds	3,161,089	187,707	—	3,348,796
Collateralized mortgage obligations (CMOs)	2,657,861	36,414	—	2,694,275
Mortgage-backed securities (MBSs)	17,419,494	503,805	(9,616)	17,913,683

Total securities available for sale	$26,751,716	$751,119	$(9,616)	$27,493,219

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprise bonds	$2,000,000	$1,408	$—	$2,001,408
Municipal bonds	3,168,963	86,479	—	3,255,442
Collateralized mortgage obligations (CMOs)	2,861,013	30,088	—	2,891,101
Mortgage-backed securities (MBSs)	21,245,677	145,690	(32,083)	21,359,284

Total securities available for sale	$29,275,653	$263,665	$(32,083)	$29,507,235

The following table summarizes the unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities (MBSs)	$2,612,642	$(9,616)	$—	$—	$2,612,642	$(9,616)

Total temporarily impaired securities	$2,612,642	$(9,616)	$—	$—	$2,612,642	$(9,616)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprise bonds	$—	$—	$—	$—	$—	$—
Mortgage-backed securities (MBSs)	10,734,122	(32,083)	—	—	10,734,122	(32,083)

Total temporarily impaired securities	$10,734,122	$(32,083)	$—	$—	$10,734,122	$(32,083)

The contractual maturity distribution and yields of the Bank’s securities portfolio at June 30, 2012 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities Available For Sale
	Amortized Cost	Estimated Fair Value
Due after one year but within five years	$—	$—
Due after five years but within ten years	2,227,418	2,330,385
Due after ten years	24,524,298	25,162,834

Total (1)	$26,751,716	$27,493,219

(1)	Maturities estimated based on average life of security.

The Bank also owned Federal Reserve Bank (“FRB”) stock with a cost of $398,300 at June 30, 2012 and $394,050 at December 31, 2011. The yield at both periods was 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity increases or decreases, the amount of FRB stock may also increase or decrease quarterly.

The Bank owned $160,500 in Federal Home Loan Bank (“FHLB”) stock at June 30, 2012 and $183,800 at December 31, 2011. The amount of FHLB stock held is based on our total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. The yield on FHLB stock is variable at the discretion of the FHLB. The dividend paid for June 30, 2012 was 1.47% and 1.23% for December 31, 2011.

In April 2012, the Bank purchased one share of Dunes Club stock totaling $16,000. The stock ownership entitles the Bank to the benefits of a full membership to the Dunes Club Golf and Beach Club, a private member-owned country club. The stock is not expected to yield dividends.

Securities with an amortized cost of $9.1 million at June 30, 2012 and $6.3 million at December 31, 2011, were pledged to secure public deposits. During the six months ended June 30, 2012, the Bank sold five mortgage backed securities with amortized costs of $6.8 million and purchased four mortgage backed securities and one SBA pool with amortized costs of $6.8 million.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the six month period ended June 30, 2012. At June 30, 2012, there were no investment securities considered to be other than temporarily impaired. The Bank’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at June 30, 2012 and December 31, 2011.

Loans are categorized differently in the allowance tables that follow compared to the loan composition table contained elsewhere within this report. The loan composition table reflects categories determined by the loan purpose, whereas the allowance table below reflects categories that are based on the collateral that secures the loan as defined by the FFIEC call codes. For example, a loan made for commercial purposes but secured by 1-4 family real estate will be reported as a Commercial Loan in the composition table, but is considered a Real Estate 1-4 Family loan in the allowance tables.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Six Months Ended June 30, 2012
	Construction and Land Development	Real Estate 1-4 Family	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877
Charge-offs	(37,277)	—	—	—	(18,680)	—	(55,957)
Recoveries	—	—	—	—	—	—	—
Provisions	59,867	(22,745)	(8,090)	(32,458)	6,284	11,236	14,094

Ending Balance	$86,760	$190,964	$692,070	$44,665	$22,631	$12,924	$1,050,014

Ending Balances:
Individually evaluated for impairment	$4,694	$—	$283,516	$—	$—	$—	$288,210

Collectively evaluated for impairment	$82,066	$190,964	$408,554	$44,665	$22,631	$12,924	$761,804

Loans receivable:
Ending balance - total	$6,696,514	$21,167,769	$22,761,119	$1,859,295	$2,676,954		$55,161,651

Ending Balances:
Individually evaluated for impairment	$79,894	$—	$1,550,049	$—	$—		$1,629,943

Collectively evaluated for impairment	$6,616,620	$21,167,769	$21,211,070	$1,859,295	$2,676,954		$53,531,708

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2011
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge - offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	(28,095)	134,661	515,098	62,142	32,915	(57,594)	659,127

Ending Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877

Ending Balances:
Individually evaluated for impairment	$6,784	$21,446	$137,282	$—	$21,787	$—	$187,299

Collectively evaluated for impairment	$57,386	$192,263	$562,878	$77,123	$13,240	$1,688	$904,578

Loans receivable:
Ending balance - total	$4,875,191	$19,880,090	$21,783,860	$4,437,718	$1,662,538		$52,639,397

Ending Balances:
Individually evaluated for impairment	$120,384	$166,117	$390,282	$—	$21,787		$698,570

Collectively evaluated for impairment	$4,754,807	$19,713,973	$21,393,578	$4,437,718	$1,640,751		$51,940,827

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of June 30, 2012, management considered the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

During the first six months of 2012, the Bank charged-off one consumer loan totaling $18,680 and one construction and land development loan totaling $37,277. Total charge-offs in 2012 are $55,957. There were no charge-offs in 2011.

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

The Bank had $3,179,701 and $3,337,162 in loans classified as Substandard or worse as of June 30, 2012 and December 31, 2011, respectively.

Credit risk grades within the loan portfolio as of June 30, 2012 and December 31, 2011 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans
	June 30, 2012			December 31, 2011
	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Commercial	Commercial Real Estate Construction	Commercial Real Estate
Prime	$444,810	$—	$—	$425,000	$—	$—
Good	—	—	—	2,000,000	—	—
Acceptable	174,921	1,918,715	9,917,718	245,490	1,978,000	11,296,180
Acceptable with care	1,054,380	3,431,355	17,459,266	1,567,228	1,231,118	14,120,577
Special mention	9,752	—	795,703	—	—	1,400,143
Substandard assets	175,432	79,894	2,924,375	200,000	120,384	2,868,874
Doubtful assets	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—

Total	$1,859,295	$5,429,964	$31,097,062	$4,437,718	$3,329,502	$29,685,774

Credit Risk Profile of Residential Loans
	June 30, 2012				December 31, 2011
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction
Prime	$—	$—	$—	$—	$—	$—	$—	$—
Good	189,599	—	—	—	174,479	—	—	—
Acceptable	14,075,016	1,266,550	—	—	11,983,976	1,545,689	—	—
Acceptable with care	788,619	—	—	—	798,489	—	—	—
Special mention	179,752	—	—	—	183,162	—	—	—
Substandard assets	—	—	—	—	166,117	—	—	—
Doubtful assets	—	—	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—	—	—

Total	$15,232,986	$1,266,550	$—	$—	$13,306,223	$1,545,689	$—	$—

Credit Risk Profile of Consumer Loans
	June 30, 2012		December 31, 2011
	Consumer - Auto	Consumer - Other	Consumer - Auto	Consumer - Other
Prime	$—	$215,540	$—	$224,075
Good	14,574	—	20,795	—
Acceptable	23,482	7,514	27,013	19,456
Acceptable with care	—	1,075	—	6,791
Special mention	13,109	500	14,574	—
Substandard assets	—	—	—	21,787
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—

Total	$51,165	$224,629	$62,382	$272,109

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

Below are tables that present the past due status of loans receivable as of June 30, 2012 and December 31, 2011.

June 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Nonaccrual	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$—	$—	$79,894	$6,616,620	$6,696,514	$—
Real estate - mortgage	—	—	—	15,232,986	15,232,986	—
Real estate - other	—	—	399,820	30,697,242	31,097,062	—
Commercial and industrial	—	—	—	1,859,295	1,859,295	—
Consumer and other	—	500	—	275,294	275,794	—

Total	$—	$500	$479,714	$54,681,437	$55,161,651	$—

December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Nonaccrual	Current	Total Loans	Past Due > 90 Days and Accruing
Construction/Land development	$—	$—	$120,384	$4,754,807	$4,875,191	$—
Real estate - mortgage	—	—	166,117	13,140,106	13,306,223	—
Real estate - other	—	—	390,282	29,295,492	29,685,774	—
Commercial and industrial	—	—	—	4,437,718	4,437,718	—
Consumer and other	—	—	21,787	312,704	334,491	—

Total	$—	$—	$698,570	$51,940,827	$52,639,397	$—

As of June 30, 2012, loans past due totaled $400,320, of which $399,820 were past due greater than 90 days. At June 30, 2012, the Bank had two loans in non-accrual status totaling $479,714. As of December 31, 2011, loans past due totaled $427,559, of which all were on non-accrual status, and of which $37,277 were past due greater than 90 days. At December 31, 2011, the Bank had five loans in non-accrual status totaling $698,570.

The Bank did not have any loans past due 90 days and still accruing as of June 30, 2012 or December 31, 2011.

An impaired loan is one in which the Bank does not anticipate full repayment, either from the customer’s inability to repay or from the liquidation of collateral. Impaired loans totaled $1,629,943 and $243,528 as of June 30, 2012 and 2011, respectively. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the second quarter of 2012 and 2011, ended June 30th.

Impaired Loans For the Quarter Ended June 30, 2012
	Outstanding		Average		Interest
	Principal	Recorded	Recorded	Related	Income
	Balance	Investment	Investment	Allowance	Recognized
With no related allowance recorded:
Construction and land development	$—	$—	$—	$—	$—
With an allowance recorded:
Construction and land development	79,894	79,894	86,807	4,694	—
Real estate - mortgage	—	—	—	—	—
Real estate - other	1,550,049	1,550,049	1,545,358	283,516	20,353
Commercial and industrial	—	—	—	—	—
Consumer loans to individuals	—	—	—	—	—

Total:	$1,629,943	$1,629,943	$1,632,165	$288,210	$20,353

Impaired Loans For the Quarter Ended June 30, 2011
	Outstanding		Average		Interest
	Principal	Recorded	Recorded	Related	Income
	Balance	Investment	Investment	Allowance	Recognized
With no related allowance recorded:
Construction and land development	$89,814	$89,814	$92,887	$—	$—
With an allowance recorded:
Construction and land development	153,714	153,714	153,771	8,434	—
Real estate - mortgage	—	—	—	—	—
Real estate - other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans to individuals	—	—	—	—	—

Total:	$243,528	$243,528	$246,658	$8,434	$—

As of June 30, 2012, management was not aware of any additional loans that were not already considered for impairment or categorized as impaired or on non-accrual.

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of June 30, 2012, the Bank had two loans that qualify as trouble debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of June 30, 2012 and 2011.

June 30, 2012
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted

Construction and land development	1	$100,000	$79,894	—	$—
Real estate - mortgage	—	—	—	—	—
Real estate - other	1	1,150,228	1,150,228	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total	2	$1,250,228	$1,230,122	—	$—

June 30, 2011
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted

Construction and land development	2	$137,277	$127,091	1	$37,277
Real estate - mortgage	—	—	—	—	—
Real estate - other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total	2	$137,277	$127,091	1	$37,277

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

For financial instruments whose fair values are estimated for disclosure purposes only, the following methods were used:

Cash and Due from Banks, Federal Funds Sold and Interest –Bearing Bank Deposits – The carrying amount is a reasonable estimate of fair value due to the short term nature of such items. These amounts generally relate to currency or highly liquid assets, thus these are considered a Level 1 valuation.

Securities Available for Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis. These securities are traded less frequently, but with observable quoted prices for identical assets, thus these assets are considered a Level 2 valuation.

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

Off-Balance-Sheet Financial Instruments – The carrying amount for loan commitments are reported with zero fair value, since these amounts have not been issued.

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and due from banks	$1,951,267	$1,951,267	$1,951,267	$—	$—
Federal funds sold	2,521,683	2,521,683	2,521,683	—	—
Interest-bearing bank deposits	9,002,229	9,002,229	9,002,229	—	—
Securities available for sale	27,493,219	27,493,219	—	27,493,219	—
Federal Reserve Bank and Federal Home Loan Bank stock	558,800	558,800	—	—	558,800
Loans Held for Sale	458,437	458,437	—	458,437	—
Loans, net	55,161,651	56,096,327	—	79,894	56,016,433
Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	42,481,154	42,481,154	—	42,481,154	—
Certificates of deposits	39,114,778	38,919,654	—	38,919,654	—

	Notional Amount	Estimated Fair Value
Commitments to extend credit	$9,240,849	$—

December 31, 2011
	Carrying Amount	Fair Value Measurements
		Total	Level 1	Level 2	Level 3
Financial assets
Cash and due from banks	$1,023,828	$1,023,828	$1,023,828	$—	$—
Federal funds sold	824,978	824,978	824,978	—	—
Interest-bearing bank deposits	9,471,498	9,471,498	9,471,498	—	—
Securities available for sale	29,507,235	29,507,235	—	29,507,235	—
Federal Reserve Bank and Federal Home Loan Bank stock	577,850	577,850	—	—	577,850
Loans Held for Sale	888,750	888,750	—	888,750	—
Loans, net	51,415,209	52,312,902	—	83,107	52,229,795
Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	45,277,181	45,277,181	—	45,277,181	—
Certificates of deposits	34,500,228	34,338,522	—	34,338,522	—

	Notional Amount	Estimated Fair Value
Commitments to extend credit	$10,063,247	$—

There were no transfers between valuation levels for any assets during the quarter ended June 30, 2012.

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents the fair value of assets evaluated on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the hierarchy.

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
Government-sponsored enterprise bonds	$—	$2,006,134	$—
Small Business Administration bonds	—	1,530,331	—
Municipal bonds	—	3,348,796	—
Collateralized mortgage obligations (CMOs)	—	2,694,275	—
Mortgage-backed securities (MBS)	—	17,913,683	—

Total	$—	$27,493,219	$—

December 31, 2011
Government-sponsored enterprise bonds	$—	$2,001,408	$—
Municipal bonds	—	3,255,442	—
Collateralized mortgage obligations (CMOs)	—	2,891,101	—
Mortgage-backed securities (MBS)	—	21,359,284	—

Total	$—	$29,507,235	$—

There were no other assets and no liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

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

Impaired Loans

A loan is considered impaired when the full payment of all contractual principal and interest due under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Loan losses are charged against the allowance when management believes the uncollectibility in full of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current fair market valuation, generally determined by an appraisal, the Company records the loan as nonrecurring Level 2. Generally, an evaluation or appraisal is considered current when it has been performed within the last twelve months. An updated appraisal is sought when current information becomes more than twelve months old. Appraisals obtained provide “as-is” values. When current evaluations or appraisals are not available, value may be determined using the present value of expected future cash flows discounted at the loans effective interest rate. When a current evaluation or an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3. The following table presents the fair value of assets evaluated on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

	Carrying Value as of	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
Loans held for sale	$458,437	$—	$458,437	$—
Impaired Loans:
Construction and land development	79,894	—	79,894	—
Real estate - mortgage	—	—	—	—
Real estate - other	1,550,049	—	—	1,550,049
Commercial and industrial	—	—	—	—
Consumer loans to individuals	—	—	—	—

Total	$2,088,380	$—	$538,331	$1,550,049

December 31, 2011
Loans held for sale	$888,750	$—	$888,750	$—
Impaired Loans:
Construction and land development	120,384	—	83,107	37,277
Real estate - mortgage	166,117	—	—	166,117
Real estate - other	390,282	—	—	390,282
Commercial and industrial	—	—	—	—
Consumer loans to individuals	21,787	—	—	21,787

Total	$1,587,320	$—	$971,857	$615,463

There were no other assets and no liabilities measured at fair value as of June 30, 2012 and December 31, 2011 on a nonrecurring basis. During the six months ended June 30, 2012, one Level 3 impaired Real Estate – Mortgage loan paid off . Additionally, one Level 3 impaired Construction loans and one Level 3 impaired Consumer loan were charged off. Loans held for sale at December 31, 2011 were sold during the six months ending June 30, 2012, and the values reported for loans held for sale as of June 30, 2012 represent new assets in that category. There were no other transfers between valuation levels for assets measured for fair value on a non-recurring basis.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2012.

	June 30, 2012	Valuation Techniques	Unobservable Inputs

Impaired loans
Real estate:
Real estate - other	$1,150,229	Appraised Value	Value requires significant management judgment or estimation
Real estate - other	399,820	Sales Comparison	Residential deed restrictions for commercial property

The first impaired loan representing Real Estate – Other is collateralized with first mortgages on multiple properties within Horry County, South Carolina. The impaired loan was valued by applying an average of a 42.3% discount to the appraised value of the full property, however appraised values are not timely, and will require updated appraisals; therefore, the fair valuation is considered to be Level 3.

The second impaired loan representing Real Estate – Other is collateralized with property that has a deed restriction for residential use only. However, the property has been converted to and used for commercial purposes for an extended period of time. The deed restriction for residential use and the commercial use of the property calls into question the marketability of the property and there are no observable market inputs for similar properties. Therefore, the fair valuation is considered to be Level 3. The valuation technique used was based on an appraisal of the property, based on sales comparisons for similar commercial properties, with no discount applied.

Note 8 – Subsequent Events

In preparing these consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

On July 20, 2012, the Company entered into a lease agreement for the purpose of establishing a new branch location in Garden City, South Carolina. On July 24, 2012, an application was submitted to the Office of the Comptroller of the Currency (“the OCC”) for approval to establish a full service branch location. Approval from the OCC is pending. The initial term of the ten year lease commences on September 1, 2012 and expires August 31, 2022. The Company has the option to extend the lease for upto two five year terms. The total of the contractual lease payments for the initial ten year term is expected to be $436,000.

In conjunction with applicable accounting standards, any other material subsequent events have been either recognized in the consolidated financial statements or disclosed in the notes to the consolidated financial statements.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A - Risk Factors and the following:

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

These risks are exacerbated by the volatility and disruption experienced in national and international financial, capital, and credit markets during the last three years. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first six months of 2012, economic conditions, while slow by historical standards, have shown signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2012 and 2011 and also analyzes our financial condition as of June 30, 2012 and December 31, 2011.

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

Recent Accounting and Regulatory Developments

The following is a summary of recent accounting and regulatory developments:

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

•

In February 2012, the SEC Chief Accountant told the IASB Advisory Council the adoption of IFRS continues to be delayed. The SEC staff is in the final stages of writing their next report on U.S. adoption of IFRS. However, it is anticipated a decision will not be made until late 2012. The adoption of IFRS is expected to have an impact on the financial statements but the effects are still unknown.

•

In December 2011, the Committee of Sponsoring Organizations (“COSO”) released a draft update of the 1992 Internal Control-Integrated Framework. The public comment period ended March 31, 2012 and the final updated Framework is slated to be released in the first quarter of 2013. The changes are not expected to affect the financial statements or results of operations.

•

On December 5, 2010, the comment period closed on the FASB’s proposed ASU No. 1850-100, Leases. The draft requires lessees to recognize assets and liabilities arising from lease contracts on their balance sheet that historically would have been off-balance sheet under operating lease accounting guidance. The IASB and FASB have continued discussing the appropriate expense recognition methods and finally came to agreement on June 13, 2012. Before issuing the final document, the FASB intends to expose for public comment proposed amendments. The final ASU is expected to affect the financial statements.

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

Three months ended June 30, 2012 and 2011

We incurred a net loss of $32,949, or .02 cents per share, for the three months ended June 30, 2012, compared to a net loss of $374,104, or .17 cents per share, for the three months ended June 30, 2011. Interest income was $967,860 and $760,623 for the three months ended June 30, 2012 and 2011, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2012, offset by less interest income received on investments and interest bearing bank deposits. Interest income for the three months ended June 30, 2012 was comprised of $802,814 earned on loans, $154,069 earned on investment securities, and $10,977 earned on fed funds sold and interest bearing bank deposits.

Interest expense was $171,011 for the three months ended June 30, 2012, compared to $213,996 for the three months ended June 30, 2011. The decrease in interest expense is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 3.21% and 3.39%, respectively, for the three months ended June 30, 2012, compared to 2.48% and 2.79%, respectively, for the three months ended June 30, 2011. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity has been redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities.

There was no loan loss provision for the three months ended June 30, 2012, which is driven primarily by loan growth, non-performing loans, and a historical loss and environmental analysis, compared to $176,992 for the three months ended June 30, 2011. The decrease in loan loss provision is attributed primarily to slower year to date loan growth in 2012 compared to 2011, and higher specific reserves needed in 2011 for non-performing loans.

Non-interest income was $95,022 for the three months ended June 30, 2012, of which $6,599 came from service charges on deposits, $25,666 came from gains on the sale of mortgage loans, and $51,377 came from gains on sale of investments. For the three months ended June 30, 2011, non-interest income was $147,176, of which $8,362 came from service charges on deposits, $2,024 came from gains on the sale of mortgage loans, and $129,496 came from gains on the sale of investment securities. Service charge fee income has decreased due to a reduction in consumer NSF activity. Non-interest expense was $924,820 and $890,915 for the three months ended June 30, 2012 and 2011, respectively. Employee benefit expenses, occupancy and equipment expense, and marketing expenses all decreased while data processing and consulting services increased during the three months ended June 30, 2012 compared to the same time period in 2011.

Six months ended June 30, 2012 and 2011

We incurred a net loss of $175,050, or .08 cents per share, for the six months ended June 30, 2012, compared to a net loss of $1,165,473, or .53 cents per share, for the six months ended June 30, 2011. Interest income was $1,889,488 and $1,407,563 for the six months ended June 30, 2012 and 2011, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2012, offset by less interest income received on investments and interest bearing bank deposits. Interest income for the six months ended June 30, 2012 was comprised of $1,573,266 earned on loans, $293,402 earned on investment securities, and $22,820 earned on fed funds sold and interest bearing bank deposits.

Interest expense was $361,622 for the six months ended June 30, 2012, compared to $426,747 for the six months ended June 30, 2011. The decrease in interest expense is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 3.04% and 3.22%, respectively, for the six months ended June 30, 2012, compared to 2.28% and 2.61%, respectively, for the six months ended June 30, 2011. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity has been redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities.

The loan loss provision, which is driven primarily by loan growth, non-performing loans, and a historical loss and environmental analysis, was $14,094 for the six months ended June 30, 2012, compared to $495,423 for the six months ended June 30, 2011. The decrease in loan loss provision is attributed primarily to slower year to date loan growth in 2012 compared to 2011, and higher specific reserves needed in 2011 for non-performing loans.

Non-interest income was $163,866 for the six months ended June 30, 2012, of which $25,871 came from service charges on deposits, $45,516 came from gains on the sale of mortgage loans, and $59,307 came from gains on sale of investments. For the six months ended June 30, 2011, non-interest income was $164,284, of which $13,482 came from service charges on deposits, $8,629 came from gains on the sale of mortgage loans, and $129,496 came from gains on the sale of investment securities. Service charge fee income has increased due to consumer NSF activity in the first quarter of 2012. Additionally, the Bank received $15,891 on a fully depreciated bank vehicle that was disposed during the six months ended June 30, 2012. Non-interest expense was $1,852,688 and $1,815,150 for the six months ended June 30, 2012 and 2011, respectively. Employee benefit expenses, occupancy and equipment expense, and marketing expenses all decreased while data processing and professional services, including an executive search firm, increased during the six months ended June 30, 2012 compared to the same time period in 2011.

Assets and Liabilities

General

Total assets as of June 30, 2012 were $96.6 million, representing an increase of $2.2 million, or 2.3% compared to $94.4 million as of December 31, 2011. The increase in assets is due primarily to net loan growth of $2.6 million, which was funded primarily by deposit growth of $1.8 million. At June 30, 2012, total assets consisted principally of $13.5 million in cash and cash equivalents, $27.5 million in available-for-sale investment securities and $54.0 million in net loans. Net loans at December 31, 2011 were $51.4 million. The primary source of funding is deposits that are acquired locally. Liabilities at June 30, 2012 totaled $82.4 million, represented almost entirely by retail customer deposits totaling $81.6 million. Liabilities as of December 31, 2011 totaled $80.3 million, including $79.8 million in deposits. At June 30, 2012, shareholders’ equity was $14.3 million, compared to $14.1 million as of December 31, 2011. The reason for the increase in shareholders’ equity is the increase in market value of the investment portfolio, which results in unrealized gains recognized in shareholder’ equity. Book value per share was $6.52 at June 30, 2012, compared to $6.43 as of December 31, 2011.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. Net loans have increased $2.6 million, or 5%, to $54.0 million, during the six months ended June 30, 2012, primarily in the categories of Construction and Land Development, Real Estate – Residential Mortgage, and Real Estate – Other, offset by a decrease in Commercial and Industrial loans, compared to $51.4 million as of December 31, 2011. The following table summarizes the composition of our loan portfolio as of June 30, 2012 and December 31, 2011.

	June 30, 2012	Percentage of Total	December 31, 2011	Percentage of Total
Construction and land development	$6,696,514	12.14%	$4,875,191	9.26%
Real estate - residential mortgage	15,232,986	27.61	13,306,223	25.28
Real estate - other	31,097,062	56.38	29,685,774	56.39
Commercial and industrial	1,859,295	3.37	4,437,718	8.43
Consumer and other	275,794	0.50	334,491	0.64

Gross loans	55,161,651	100.00%	52,639,397	100.00%
Allowance for loan losses	(1,050,014)	—	(1,091,877)	—
Deferred loan fees, net	(129,660)	—	(132,311)	—

Total loans, net	$53,981,977	—	$51,415,209	—

Classified Loans

Classified loans are performing loans with elevated levels of credit risk. These loans are assigned credit risk grades of substandard or worse. The Bank’s classified loans decreased during the first six months of 2012 from $3,337,162 as of December 31, 2011 to $3,179,700 as of June 30, 2012, primarily due to the payoff of one loan relationship.

Nonperforming Loans

At June 30, 2012, nonaccrual loans totaled $479,714, related to two lending relationships, compared to $698,570 in nonaccrual loans as of December 31, 2011. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at June 30, 2012 and December 31, 2011. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. The nonaccrual loan relationship is considered impaired.

Impaired loans as of June 30, 2012 totaled $1,629,943 and consisted of one large classified loan totaling $1,150,229 and the two loans on nonaccrual totaling $479,714, compared to impaired loans totaling $243,528 at June 30, 2011.

As of June 30, 2012, we were not aware of any other loans that were not already considered for impairment or categorized as impaired or on nonaccrual.

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

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,050,014 as of June 30, 2012, or 1.90% of gross loans outstanding, compared to $1,091,877 as of December 31, 2011, or 2.07% of gross loans outstanding. The small decline is the result of charging off two loans in the second quarter of 2012. Total provision expense for the six months ended June 30, 2012 was $14,094, compared to $495,423 for the six months ended June 30, 2011. The decrease in provision expense in 2012 compared to 2011 was primarily due to less growth in the loan portfolio and additional provision in 2011 needed for classified and nonperforming loan relationships.

During the first six months of 2012, the Bank charged-off one consumer loan totaling $18,680 and one construction and land development loan totaling $37,277. Total charge-offs for the first six months of 2012 were $55,957. There were no charge-offs during the first six months of 2011. As of June 30, 2012, management considered the allowance for loan losses to be adequate and sufficient to meet presently known and inherent losses in the loan portfolio.

Deposits

Our primary source of funds for loans and investments is the funds obtained through our customer deposits. At June 30, 2012, we had $81.6 million in deposits, representing an increase of $1.8 million from December 31, 2011. Our deposits as of June 30, 2012 consisted primarily of $10.0 million in demand deposit accounts, $39.1 million in certificates of deposit, and $32.5 million in savings and money market accounts. The primary source of funding for our loan portfolio is deposits that are acquired locally. As of June 30, 2012, we have no brokered or wholesale deposits and no borrowings.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest/principal payments received on and maturities of our investments. We plan to meet our future cash needs through the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions or borrow advances from the Federal Home Loan Bank Atlanta. As of June 30, 2012, our primary sources of liquidity included cash, non-interest and interest-bearing deposits and federal funds sold with financial institutions totaling $13.5 million. In addition, the fair value of our available for sale investment portfolio was $27.5 million as of June 30, 2012. Our lines of credit available with correspondent banks total $8.0 million with no outstanding principal or interest on these lines at June 30, 2012 and are unsecured. These lines may be withdrawn at the discretion of the correspondent financial institutions. Our credit availability at the Federal Home Loan Bank was $9.8 million as of June 30, 2012 and requires collateralization by eligible investment securities or loans. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2012, we had issued commitments to extend credit of $9.2 million through various types of lending arrangements, compared to $10.1 million as of December 31, 2011. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity was $14.3 million at June 30, 2012 compared to $14.1 million at December 31, 2011. The increase is the result of increases to the market value of the investment portfolio, which resulted in unrealized gains recognized in shareholders’ equity.

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

The bank exceeded its minimum regulatory capital ratios as of June 30, 2012 and December 31, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at June 30, 2012 and December 31, 2011:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%
Actual Ratios at June 30, 2012
Coastal Carolina National Bank	13.82%	24.04%	25.30%
Consolidated	14.51%	25.46%	26.72%
Actual Ratios at December 31, 2011
Coastal Carolina National Bank	14.14%	24.64%	25.89%
Consolidated	14.87%	26.16%	27.42%

We believe our capital is sufficient to fund the activities of the bank as we grow. As of June 30, 2012, there were no significant firm commitments outstanding for capital expenditures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: August 10, 2012	By:	/s/ Laurence S. Bolchoz, Jr.
Laurence S. Bolchoz, Jr. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dawn M. Kinard
Dawn M. Kinard Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.