Form 10-Q
period 2012-09-30
Coastal Carolina Bancshares, Inc.
filed 2012-11-13
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,188,000 shares of common stock par value $0.01 per share, were outstanding as of November 5, 2012.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and non-interest due from banks	$1,158,321	$1,023,828
Federal funds sold	4,138,442	824,978
Interest-bearing bank deposits	8,153,166	9,471,498

Total cash and cash equivalents	13,449,929	11,320,304
Securities available for sale	24,337,728	29,507,235
Federal Reserve Bank stock	398,300	394,050
Federal Home Loan Bank stock	140,400	183,800
Loans held for sale	3,947,329	888,750
Loans receivable	57,634,447	52,639,397
Deferred loan fees, net	(117,086)	(132,311)
Allowance for loan losses	(1,000,194)	(1,091,877)

Loans, net	56,517,167	51,415,209
Premises and equipment, net	324,733	246,443
Accrued income and other assets	470,660	468,888

Total assets	$99,586,246	$94,424,679

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$6,189,334	$4,819,581
Interest checking	5,087,967	4,604,083
Money market	33,564,496	35,352,570
Savings	654,521	500,947
Certificates of deposit	38,754,733	34,500,228

Total deposits	84,251,051	79,777,409
Accrued expenses and other liabilities	873,051	561,446

Total liabilities	85,124,102	80,338,855

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 2,188,000 and 2,190,500 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	21,880	21,905
Additional paid-in capital	21,814,282	21,794,089
Unearned compensation, nonvested restricted stock	(11,806)	(44,583)
Retained deficit	(7,884,153)	(7,826,852)
Accumulated other comprehensive income	521,941	141,265

Total shareholders’ equity	14,462,144	14,085,824

Total liabilities and shareholders’ equity	$99,586,246	$94,424,679

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$835,164	$628,778	$2,408,430	$1,520,323
Federal funds sold and interest-bearing bank deposits	9,651	16,715	32,471	75,773
Securities	146,971	224,712	427,358	668,517
Federal Reserve & Federal Home Loan stock dividend	6,796	6,671	19,811	19,827

Total interest income	998,582	876,876	2,888,070	2,284,440
Interest expense
Deposits:
Interest checking	8,689	11,032	25,479	30,638
Money market and savings	52,467	87,534	179,439	292,749
Certificates of deposit < $100,000	35,558	34,561	105,090	99,881
Certificates of deposit ≥ $100,000	75,323	72,770	223,651	209,376

Total interest expense	172,037	205,897	533,659	632,644

Net interest income before provision for loan losses	826,545	670,979	2,354,411	1,651,796
Provision for loan losses	—	61,474	14,094	556,897

Net interest income after provision for loan losses	826,545	609,505	2,340,317	1,094,899
Noninterest income
Service charges on deposits	7,695	13,194	33,565	26,676
Gain on sale of loans	56,624	—	102,140	8,629
Gain on sale of investment securities	103,109	168,089	162,416	297,585
ATM, debit, and merchant fees	7,340	5,196	18,945	13,306
Other	2,867	11,173	24,435	15,739

Total noninterest income	177,635	197,652	341,501	361,935
Noninterest expense
Salaries and employee benefits	525,158	520,125	1,593,309	1,613,764
Data processing	86,612	86,652	269,642	246,520
Professional services	41,445	41,116	185,233	141,953
Occupancy and equipment	94,692	85,262	264,091	271,179
Marketing and business development	37,468	37,058	121,514	135,216
Shareholder communications	12,781	9,653	42,062	31,148
Postage and supplies	10,783	10,544	30,844	31,279
Corporate insurance	7,656	6,911	21,398	18,978
Telecommunications	4,789	5,189	15,321	16,061
FDIC insurance and regulatory assessments	31,845	26,406	94,863	88,982
Other	33,202	19,424	100,842	68,411

Total noninterest expense	886,431	848,340	2,739,119	2,663,491
Income (loss) before income taxes	117,749	(41,183)	(57,301)	(1,206,657)
Income taxes	—	—	—	—

Net income (loss)	$117,749	$(41,183)	$(57,301)	$(1,206,657)

Other comprehensive income:
Unrealized gains on securities available for sale	$114,138	$596,707	$624,059	$1,107,580
Reclassification of gains recognized in net loss	(103,109)	(168,089)	(162,416)	(297,585)
Tax effect	58,595	(64,626)	(80,967)	(134,371)

Total other comprehensive income	69,624	363,992	380,676	675,624

Comprehensive income (loss)	$187,373	$322,809	$323,375	$(531,033)

Earnings (loss) per share

Basic and diluted earnings (loss) per share	$0.05	$(0.02)	$(0.03)	$(0.55)

Average shares outstanding	2,188,000	2,191,500	2,188,484	2,190,238

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity (Unaudited)

Nine Months Ended September 30, 2012 and 2011

				Unearned		Accumulated
			Additional	Compensation		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Income (Loss)	Equity

December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288
Net Loss	—	—	—	—	(1,206,657)	—	(1,206,657)
Change in unrealized gains and losses on securities, net	—	—	—	—	—	675,624	675,624
Restricted Stock	6,500	65	64,935	(65,000)	—	—	—
Organizer/founder warrants	—	—	12,366	—	—	—	12,366
Stock-based compensation	—	—	37,025	31,458	—	—	68,483

September 30, 2011	2,191,500	$21,915	$21,782,284	$(58,542)	$(7,755,345)	$330,792	$14,321,104

December 31, 2011	2,190,500	$21,905	$21,794,089	$(44,583)	$(7,826,852)	$141,265	$14,085,824
Net Loss	—	—	—	—	(57,301)	—	(57,301)
Change in unrealized gains and losses on securities, net	—	—	—	—	—	380,676	380,676
Restricted Stock	(2,500)	(25)	(8,586)	24,166	—	—	15,555
Organizer/founder warrants	—	—	6,870	—	—	—	6,870
Stock-based compensation	—	—	21,909	8,611	—	—	30,520

September 30, 2012	2,188,000	$21,880	$21,814,282	$(11,806)	$(7,884,153)	$521,941	$14,462,144

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(57,301)	$(1,206,657)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	14,094	556,897
Increase (decrease) in deferred loan fees, net	(15,225)	62,944
Gains on sale of loans held for sale	(102,140)	(8,629)
Origination of loans held for sale, net	(8,929,713)	(95,764)
Proceeds from sale of loans held for sale	5,973,274	444,393
Premium amortization and discount accretion on securities, net	331,477	206,547
Securities gains, net	(162,416)	(297,585)
Depreciation and amortization expense	67,291	91,912
Stock-based compensation expense	52,945	80,850
Decrease (increase) in accrued interest receivable	9,808	(29,893)
Decrease in accrued interest payable	(7,010)	(7,647)
Decrease (increase) in other assets	(11,580)	41,608
Increase in other liabilities	75,230	139,356

Net cash used in operating activities	(2,761,266)	(21,668)

Investing activities
Net increase in loans	(5,100,827)	(24,410,773)
Purchases of securities available for sale	(7,642,551)	(28,451,802)
Proceeds from paydowns of securities available for sale	3,395,628	2,224,405
Proceeds from sales of securities available for sale	9,871,430	24,153,638
Redemption (purchase) of Federal Reserve Bank stock	(4,250)	39,050
Redemption (purchase) of Federal Home Loan Bank stock	43,400	(93,800)
Purchases of premises and equipment	(145,581)	(30,431)

Net cash provided by (used in) investing activities	417,249	(26,569,713)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	219,137	15,335,056
Net increase in certificates of deposit	4,254,505	5,066,737

Net cash provided by financing activities	4,473,642	20,401,793

Net increase (decrease) in cash and cash equivalents	2,129,625	(6,189,588)

Cash and cash equivalents, beginning of period	11,320,304	18,593,850

Cash and cash equivalents, end of period	$13,449,929	$12,404,262

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits	$540,669	$434,394

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

September 30, 2012

Note 1 – Business and Basis of Presentation

Organization – On February 28, 2008, Coastal Carolina Bancshares, Inc. (the “Company”) was incorporated to act as the holding company for Coastal Carolina National Bank (the “Bank”). The Bank began banking operations on June 8, 2009. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Myrtle Beach, South Carolina. The Bank is a nationally-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012.

Note 2 – Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2011 as filed with the SEC. It is uncertain whether Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) that do not require adoption until a future date will have a material impact on the Company’s consolidated financial statements upon adoption.

Statement of Cash Flow – For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Income (Loss) Per Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the nine months ended September 30, 2012 and 2011 due to the net loss; therefore, basic income (loss) per share and diluted earnings per share were the same.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss) to common shareholders	$117,749	$(41,183)	$(57,301)	$(1,206,657)

Weighted-average number of common shares outstanding	2,188,000	2,191,500	2,188,484	2,190,238

Net income (loss) per share	$0.05	$(0.02)	$(0.03)	$(0.55)

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

Note 4 – Cash and Cash Equivalents

As of September 30, 2012, cash and cash equivalents totaled $13.4 million and were represented by $1.2 million in cash on hand and noninterest-bearing deposits with other banks, $8.2 million in interest-bearing deposits with other banks, and $4.1 million in federal funds sold. Interest-bearing deposits with other banks included $3.9 million in certificates of deposits (“CDs”) invested at other banks that carry a weighted average rate of .64% with maturities between 3 and 17 months, $2.0 million at the Federal Reserve and Federal Home Loan Banks, and $2.3 million in money market deposit accounts. These balances allow the Company to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 5 – Securities

The following is a summary of the amortized cost, unrealized gains and losses, and estimated fair value of the investment securities portfolio at September 30, 2012 and December 31, 2011 by major classification:

	September 30, 2012
		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
Small Business Administration bonds	$1,499,827	$40,017	$—	$1,539,844
Municipal bonds	3,010,829	138,529	(28,755)	3,120,603
Collateralized mortgage obligations (CMOs)	2,536,424	51,515	—	2,587,939
Mortgage-backed securities (MBSs)	16,435,006	654,336	—	17,089,342

Total securities available for sale	$23,482,086	$884,397	$(28,755)	$24,337,728

	December 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
Government-sponsored enterprise bonds	$2,000,000	$1,408	$—	$2,001,408
Municipal bonds	3,168,963	86,479	—	3,255,442
Collateralized mortgage obligations (CMOs)	2,861,013	30,088	—	2,891,101
Mortgage-backed securities (MBSs)	21,245,677	145,690	(32,083)	21,359,284

Total securities available for sale	$29,275,653	$263,665	$(32,083)	$29,507,235

The following table summarizes the unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal bonds	$775,050	$(28,755)	$—	$—	$775,050	$(28,755)

Total temporarily impaired securities	$775,050	$(28,755)	$—	$—	$775,050	$(28,755)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (MBSs)	$10,734,122	$(32,083)	$—	$—	$10,734,122	$(32,083)

Total temporarily impaired securities	$10,734,122	$(32,083)	$—	$—	$10,734,122	$(32,083)

The contractual maturity distribution and yields of the Bank’s securities portfolio at September 30, 2012 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities
	Available For Sale
	Amortized	Estimated
	Cost	Fair Value
Due after five years but within ten years	$1,827,806	$1,914,178
Due after ten years	21,654,280	22,423,550

Total (1)	$23,482,086	$24,337,728

(1)	Maturities estimated based on average life of security.

The Bank also owned Federal Reserve Bank (“FRB”) stock with a cost of $398,300 at September 30, 2012 and $394,050 at December 31, 2011. The yield at both periods was 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity increases or decreases, the amount of FRB stock may also increase or decrease quarterly.

The Bank owned $140,400 in Federal Home Loan Bank (“FHLB”) stock at September 30, 2012 and $183,800 at December 31, 2011. The amount of FHLB stock held is based on our total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. The yield on FHLB stock is variable at the discretion of the FHLB. The dividend paid for September 30, 2012 was 2.43% and 1.23% for December 31, 2011.

Securities with an amortized cost of $9.1 million at September 30, 2012 and $6.3 million at December 31, 2011, were pledged to secure public deposits. During the nine months ended September 30, 2012, the Bank sold five mortgage backed securities with amortized costs of $6.8 million, two municipal bonds with amortized costs of $952,000, and had one agency bond called with an amortized cost of $2.0 million. During the nine months ended September 30, 2012, the Bank purchased four mortgage backed securities, one SBA pool, and one municipal bond with amortized costs of $7.6 million.

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the nine month period ended September 30, 2012. At September 30, 2012, there were no investment securities considered to be other than temporarily impaired. The Bank’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

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

The Bank evaluates non-performing loans, loans with credit risk grades of Special Mention, Substandard, Doubtful, or worse, past due loans, loans on non-accrual, and any restructured loans separately on an individual basis to determine if the loan is impaired. Impaired loans and non-performing loans can require higher loan loss reserves. If a loan is individually evaluated and identified as impaired, it is measured by using either the fair value of the collateral less costs to sell, present value of expected future cash flows discounted at the loans effective interest rate, or observable market price of the loan. Management chooses a method on a loan-by-loan basis depending on which information is available. Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from the estimates.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at September 30, 2012 and December 31, 2011.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Nine Months Ended September 30, 2012
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877
Charge-offs	(37,277)	—	(49,820)	—	(18,680)	—	(105,777)
Recoveries	—	—	—	—	—	—	—
Provisions	72,739	(37,360)	(11,793)	(29,136)	10,932	8,712	14,094

Ending Balance	$99,632	$176,349	$638,547	$47,987	$27,279	$10,400	$1,000,194

Ending Balances:
Individually evaluated for impairment	$—	$—	$198,853	$—	$—	$—	$198,853

Collectively evaluated for impairment	$99,632	$176,349	$439,694	$47,987	$27,279	$10,400	$801,341

Loans receivable:
Ending balance - total	$8,361,129	$18,279,690	$25,680,592	$2,189,638	$3,123,398		$57,634,447

Ending Balances:
Individually evaluated for impairment	$5,367	$—	$1,150,228	$—	$—		$1,155,595

Collectively evaluated for impairment	$8,355,762	$18,279,690	$24,530,364	$2,189,638	$3,123,398		$56,478,852

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2011
	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	(28,095)	134,661	515,098	62,142	32,915	(57,594)	659,127

Ending Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877

Ending Balances:
Individually evaluated for impairment	$6,784	$21,446	$137,282	$—	$21,787	$—	$187,299

Collectively evaluated for impairment	$57,386	$192,263	$562,878	$77,123	$13,240	$1,688	$904,578

Loans receivable:
Ending balance - total	$4,875,191	$19,628,339	$21,783,860	$4,437,718	$1,914,289		$52,639,397

Ending Balances:
Individually evaluated for impairment	$120,384	$166,117	$390,282	$—	$21,787		$698,570

Collectively evaluated for impairment	$4,754,807	$19,462,222	$21,393,578	$4,437,718	$1,892,502		$51,940,827

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of September 30, 2012, management considered the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

During the first nine months of 2012, the Bank charged-off one consumer loan totaling $18,680, one construction and land development loan totaling $37,277, and one real estate other loan totaling $49,820. Total charge-offs in 2012 are $105,777. There were no charge-offs in 2011.

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

The Bank had $2,667,361 and $3,337,162 in loans classified as Substandard or worse as of September 30, 2012 and December 31, 2011, respectively.

Credit risk grades within the loan portfolio as of September 30, 2012 and December 31, 2011 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans
	September 30, 2012			December 31, 2011
		Commercial			Commercial
		Real Estate	Commercial		Real Estate	Commercial
	Commercial	Construction	Real Estate	Commercial	Construction	Real Estate
Prime	$537,504	$—	$—	$425,000	$—	$—
Good	—	—	—	2,000,000	—	—
Acceptable	176,301	1,988,208	6,204,268	245,490	1,978,000	6,954,362
Acceptable with care	1,293,986	4,732,554	16,645,788	1,567,228	1,231,118	10,959,444
Special mention	8,942	—	395,810	—	—	1,001,180
Substandard assets	172,905	5,367	2,434,726	200,000	120,384	2,868,874
Doubtful assets	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—

Total	$2,189,638	$6,726,129	$25,680,592	$4,437,718	$3,329,502	$21,783,860

Credit Risk Profile of Residential Loans
	September 30, 2012				December 31, 2011
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential	Residential	Residential	Residential	Residential	Residential	Residential	Residential
	Mortgage	Construction	Mortgage	Construction	Mortgage	Construction	Mortgage	Construction
Prime	$—	$—	$—	$—	$—	$—	$—	$—
Good	155,710	—	—	—	174,479	—	—	—
Acceptable	13,991,388	1,635,000	—	—	14,745,996	1,545,689	—	—
Acceptable with care	3,508,770	—	—	—	3,959,623	—	—	—
Special mention	569,460	—	—	—	582,124	—	—	—
Substandard assets	54,362	—	—	—	166,117	—	—	—
Doubtful assets	—	—	—	—	—	—	—	—
Loss assets	—	—	—	—	—	—	—	—

Total	$18,279,690	$1,635,000	$—	$—	$19,628,339	$1,545,689	$—	$—

Credit Risk Profile of Consumer Loans
	September 30, 2012		December 31, 2011
	Consumer -	Consumer -	Consumer -	Consumer -
	Auto	Other	Auto	Other
Prime	$—	$214,691	$—	$224,075
Good	11,410	—	20,795	—
Acceptable	21,639	2,862,070	27,013	1,599,254
Acceptable with care	—	832	—	6,791
Special mention	12,356	400	14,574	—
Substandard assets	—	—	—	21,787
Doubtful assets	—	—	—	—
Loss assets	—	—	—	—

Total	$45,405	$3,077,993	$62,382	$1,851,907

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

Below are tables that present the past due status of loans receivable as of September 30, 2012 and December 31, 2011.

September 30, 2012
						Past Due >
	30 - 59 Days	60 - 89 Days				90 Days and
	Past Due	Past Due	Nonaccrual	Current	Total Loans	Accruing
Construction/Land development	$95,900	$—	$5,367	$8,259,862	$8,361,129	$—
Real estate - mortgage	—	—	—	18,279,690	18,279,690	—
Real estate - other	—	—	—	25,680,592	25,680,592	—
Commercial and industrial	—	—	—	2,189,638	2,189,638	—
Consumer and other	400	—	—	3,122,998	3,123,398	—

Total	$96,300	$—	$5,367	$57,532,780	$57,634,447	$—

December 31, 2011
						Past Due >
	30 - 59 Days	60 - 89 Days				90 Days and
	Past Due	Past Due	Nonaccrual	Current	Total Loans	Accruing
Construction/Land development	$—	$—	$120,384	$4,754,807	$4,875,191	$—
Real estate - mortgage	—	—	166,117	19,462,222	19,628,339	—
Real estate - other	—	—	390,282	21,393,578	21,783,860	—
Commercial and industrial	—	—	—	4,437,718	4,437,718	—
Consumer and other	—	—	21,787	1,892,502	1,914,289	—

Total	$—	$—	$698,570	$51,940,827	$52,639,397	$—

As of September 30, 2012, loans past due totaled $101,667, none of which were past due greater than 90 days. At September 30, 2012, the Bank had one loan on non-accrual status totaling $5,367. As of December 31, 2011, loans past due totaled $427,559, of which all were on non-accrual status, and of which $37,277 were past due greater than 90 days. At December 31, 2011, the Bank had five loans on non-accrual status totaling $698,570.

The Bank did not have any loans past due 90 days and still accruing as of September 30, 2012 or December 31, 2011.

An impaired loan is one in which the Bank does not anticipate full repayment, either from the customer’s inability to repay or from the liquidation of collateral. Impaired loans totaled $1,155,595 and $278,510 as of September 30, 2012 and 2011, respectively. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the quarter ended September 30, 2012 and 2011.

Impaired Loans For the Quarter Ended September 30, 2012
	Outstanding		Average		Interest
	Principal	Recorded	Recorded	Related	Income
	Balance	Investment	Investment	Allowance	Recognized
With no related allowance recorded:
Construction and land development	$5,367	$5,367	$82,832	$—	$—

With an allowance recorded:
Construction and land development	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Real estate - other	1,150,228	1,150,228	1,150,228	198,853	61,282
Commercial and industrial	—	—	—	—	—
Consumer loans to individuals	—	—	—	—	—

Total:	$1,155,595	$1,155,595	$1,233,060	$198,853	$61,282

Impaired Loans For the Quarter Ended September 30, 2011
	Outstanding		Average		Interest
	Principal	Recorded	Recorded	Related	Income
	Balance	Investment	Investment	Allowance	Recognized
With no related allowance recorded:
Construction and land development	$—	$—	$—	$—	$—

With an allowance recorded:
Construction and land development	253,664	253,664	246,755	13,764	—
Real estate - mortgage	—	—	—	—	—
Real estate - other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans to individuals	24,846	24,846	24,846	24,846	—

Total:	$278,510	$278,510	$271,601	$38,610	$—

As of September 30, 2012, management was not aware of any additional loans that were not already considered for impairment or categorized as impaired or on non-accrual.

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of September 30, 2012, the Bank had two loans that qualify as trouble debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of September 30, 2012 and 2011.

September 30, 2012
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted
Construction and land development	1	$100,000	$5,367	—	$—
Real estate - mortgage	—	—	—	—	—
Real estate - other	1	1,150,228	1,150,228	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Total	2	$1,250,228	$1,155,595	—	$—

September 30, 2011
	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted
Construction and land development	2	$137,277	$122,227	1	$37,277
Real estate - mortgage	—	—	—	—	—
Real estate - other	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	1	24,846	24,846	—	—

Total	3	$162,123	$147,073	1	$37,277

Note 7 – Leases and Premises On

September 10, 2012, the Bank received approval from the Office of the Comptroller of the Currency (“OCC”) to establish a new branch located in Garden City, South Carolina. A lease for the location commenced on September 1, 2012. The initial ten-year term expires August 31, 2022. The Company has the option to extend the lease for up to two five-year terms. The total of the contractual lease payments for the initial ten-year term is expected to be $436,000.

Note 8 – Fair Value Measurements

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

For financial instruments whose fair values are estimated for disclosure purposes only, the following methods were used:

Cash and Due from Banks, Federal Funds Sold and Interest – Bearing Bank Deposits – The carrying amount is a reasonable estimate of fair value due to the short term nature of such items. These amounts generally relate to currency or highly liquid assets, thus these are considered a Level 1 valuation.

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

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and due from banks	$1,158,321	$1,158,321	$1,158,321	$—	$—
Federal funds sold	4,138,442	4,138,442	4,138,442	—	—
Interest-bearing bank deposits	8,153,166	8,153,166	8,153,166	—	—
Securities available for sale	24,337,728	24,337,728	—	24,337,728	—
Federal Reserve Bank and Federal Home Loan Bank stock	538,700	538,700	—	—	538,700
Loans Held for Sale	3,947,329	3,947,329	—	3,947,329	—
Loans, net	56,517,167	57,263,944	—	5,367	57,258,577

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	45,496,318	45,496,318	—	45,496,318	—
Certificates of deposits	38,754,733	38,941,863	—	38,941,863	—

	Notional Amount	Estimated Fair Value
Commitments to extend credit	$8,357,517	$—

There were no transfers between valuation levels for any assets during the quarter ended September 30, 2012.

December 31, 2011
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and due from banks	$1,023,828	$1,023,828	$1,023,828	$—	$—
Federal funds sold	824,978	824,978	824,978	—	—
Interest-bearing bank deposits	9,471,498	9,471,498	9,471,498	—	—
Securities available for sale	29,507,235	29,507,235	—	29,507,235	—
Federal Reserve Bank and Federal Home Loan Bank stock	577,850	577,850	—	—	577,850
Loans Held for Sale	888,750	888,750	—	888,750	—
Loans, net	51,415,209	52,312,902	—	83,107	52,229,795

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	45,277,181	45,277,181	—	45,277,181	—
Certificates of deposits	34,500,228	34,338,522	—	34,338,522	—

	Notional Amount	Estimated Fair Value
Commitments to extend credit	$10,063,247	$—

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

The following table presents the fair value of assets evaluated on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the hierarchy.

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Small Business Administration bonds	$—	$1,539,844	$—
Municipal bonds	—	3,120,603	—
Collateralized mortgage obligations (CMOs)	—	2,587,939	—
Mortgage-backed securities (MBS)	—	17,089,342	—

Total	$—	$24,337,728	$—

December 31, 2011
Government-sponsored enterprise bonds	$—	$2,001,408	$—
Municipal bonds	—	3,255,442	—
Collateralized mortgage obligations (CMOs)	—	2,891,101	—
Mortgage-backed securities (MBS)	—	21,359,284	—

Total	$—	$29,507,235	$—

There were no other assets and no liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

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

Impaired Loans

A loan is considered impaired when the full payment of all contractual principal and interest due under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Loan losses are charged against the allowance when management believes the uncollectibility in full of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current fair market valuation, generally determined by an appraisal, the Company records the loan as nonrecurring Level 2. Generally, an evaluation or appraisal is considered current when it has been performed within the last twelve months. An updated appraisal is sought when current information becomes more than twelve months old. Appraisals obtained provide “as-is” values. When current evaluations or appraisals are not available, value may be determined using the present value of expected future cash flows discounted at the loans effective interest rate. When a current evaluation or an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3. The following table presents the fair value of assets evaluated on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

	Carrying Value as of	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Loans held for sale	$3,947,329	$—	$3,947,329	$—
Impaired Loans:
Construction and land development	5,367	—	5,367	—
Real estate - mortgage	—	—	—	—
Real estate - other	1,150,228	—	—	1,150,228
Commercial and industrial	—	—	—	—
Consumer loans to individuals	—	—	—	—

Total	$5,102,924	$—	$3,952,696	$1,150,228

December 31, 2011
Loans held for sale	$888,750	$—	$888,750	$—
Impaired Loans:
Construction and land development	120,384	—	83,107	37,277
Real estate - mortgage	166,117	—	—	166,117
Real estate - other	390,282	—	—	390,282
Commercial and industrial	—	—	—	—
Consumer loans to individuals	21,787	—	—	21,787

Total	$1,587,320	$—	$971,857	$615,463

There were no other assets and no liabilities measured at fair value as of September 30, 2012 and December 31, 2011 on a nonrecurring basis. During the nine months ended September 30, 2012, one Level 3 impaired Real Estate – Mortgage loan was paid off . Additionally, one Level 3 impaired Construction loan, one Level 3 impaired Consumer loan, and one Level 3 Real Estate – Other loan were charged off. Loans held for sale at December 31, 2011 were sold during the nine months ending September 30, 2012, and the values reported for loans held for sale as of September 30, 2012 represent new assets in that category. There were no other transfers between valuation levels for assets measured for fair value on a non-recurring basis.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2012.

	September 30, 2012	Valuation Techniques	Unobservable Inputs
Impaired loans
Real estate:
Real estate - other	$1,150,228	Appraised Value	Value requires significant management judgment or estimation

The impaired loan representing Real Estate – Other is collateralized with first mortgages on multiple properties within Horry County, South Carolina. The impaired loan was valued by applying an average of a 42.3% discount to the appraised value of the full property, however appraised values are not timely, and will require updated appraisals; therefore, the fair valuation is considered to be Level 3.

Note 9 – Subsequent Events

In preparing these consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

On September 4, 2012, the Company submitted an application to the OCC for approval of a short distance relocation of its main office headquarters from 2305 Oak Street, Myrtle Beach, SC to 1012 38th Avenue, Myrtle Beach, SC. Approval from the OCC was received October 9, 2012. A lease for the new location was entered into and will commence November 1, 2012. The initial ten-year term of the lease expires October 31, 2022. The Company has the option to extend the lease for up to three five-year terms. The total of the contractual lease payments for the initial ten-year term is expected to be $2,487,704.

The lease at the existing location expires October 31, 2012 and will transition to a month-to-month lease at $14,203 per month until the Bank completes the relocation.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A – Risk Factors and the following:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;

•

recent negative developments in the banking and financial services industries, the domestic and international credit markets, and the economy in general may continue to adversely impact our earnings and could increase its credit risk associated with the loan portfolios, and these adverse impacts could be exacerbated by potential negative economic developments that may occur if certain federal tax reductions expire and spending cuts go into effect as currently scheduled;

•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•

reduced earnings due to higher credit losses, including losses in the sectors of our loan portfolio secured by real estate, may be greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;

•

results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write down assets;

•

restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory - mandated minimums, including the impact of the proposed capital rules under Basel III.

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

These risks are exacerbated by the volatility and disruption experienced in national and international financial, capital, and credit markets during the last three years. Beginning in 2008 and continuing through 2011, the capital and credit markets experienced unprecedented levels of extended volatility and disruption. During the first nine months of 2012, economic conditions, while slow by historical standards, have shown signs of stabilization. However, as a result of U.S. government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend. Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery. There can be no assurance that the current level of economic activity will not continue to materially and adversely impact the U.S. economy in general, the banking industry, and our business, financial condition and results of operations, as well as our ability to maintain sufficient capital or other funding for liquidity and business purposes.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Coastal Carolina Bancshares, Inc. is a bank holding company headquartered in Myrtle Beach, South Carolina. We were incorporated in February 2008 and our national bank subsidiary, Coastal Carolina National Bank, opened for business on June 8, 2009. The principal business activity of our bank is to provide retail and commercial banking services in Myrtle Beach and our surrounding market areas. Our deposits are insured by the FDIC.

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2012 and 2011 and also analyzes our financial condition as of September 30, 2012 and December 31, 2011.

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

Recent Accounting and Regulatory Developments

The following is a summary of recent accounting and regulatory developments:

•

In June 2012, The Federal Reserve approved three notices of proposed rulemaking (“NPRs”) to, among other things, implement the Basel III minimum capital requirements and capital conservation buffer. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC and the OCC after each agency has completed its approval process. The comment period on the NPRs expired on October 22, 2012. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

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

Three months ended September 30, 2012 and 2011

We recorded net income of $117,749, or $0.05 per share, for the three months ended September 30, 2012, compared to a net loss of $41,183, or a loss of $0.02 per share, for the three months ended September 30, 2011. Interest income was $998,582 and $876,876 for the three months ended September 30, 2012 and 2011, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2012, offset by less interest income received on investments and interest bearing bank deposits. Interest income for the three months ended September 30, 2012 was comprised of $835,164 earned on loans, $153,767 earned on investment securities, and $9,651 earned on fed funds sold and interest bearing bank deposits.

Interest expense was $172,037 for the three months ended September 30, 2012, compared to $205,897 for the three months ended September 30, 2011. The decrease in interest expense is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 3.25% and 3.43%, respectively, for the three months ended September 30, 2012, compared to 2.78% and 3.03%, respectively, for the three months ended September 30, 2011. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity has been redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities.

There was no loan loss provision for the three months ended September 30, 2012, which is driven primarily by loan growth, non-performing loans, and a historical loss and environmental analysis, compared to $61,474 for the three months ended September 30, 2011. The decrease in loan loss provision is attributed primarily to slower year to date loan growth in 2012 compared to 2011 combined with higher specific reserves needed in 2011 for non-performing loans.

Non-interest income was $177,635 for the three months ended September 30, 2012, of which $7,695 came from service charges on deposits, $56,624 came from gains on the sale of mortgage loans, and $103,109 came from gains on sale of investment securities. For the three months ended September 30, 2011, non-interest income was $197,652, of which $13,194 came from service charges on deposits and $168,089 came from gains on the sale of investment securities. There were no gains on the sale of mortgage loans during the three months ended September 30, 2011. Service charge fee income has decreased due to a reduction in consumer NSF activity. Non-interest expense was $886,431 and $848,340 for the three months ended September 30, 2012 and 2011, respectively. The increases are primarily due to regulatory assessments, as well as occupancy and equipment, marketing and business development, and other expense increases related to expansion efforts and growth.

Nine months ended September 30, 2012 and 2011

We incurred a net loss of $57,301, or a loss of $0.03 per share, for the nine months ended September 30, 2012, compared to a net loss of $1,206,657, or a loss of $0.55 per share, for the nine months ended September 30, 2011. Interest income was $2,888,070 and $2,284,440 for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the bank in 2012, offset by less interest income received on investments and interest bearing bank deposits. Interest income for the nine months ended September 30, 2012 was comprised of $2,408,430 earned on loans, $447,169 earned on investment securities, and $32,471 earned on fed funds sold and interest bearing bank deposits.

Interest expense was $533,659 for the nine months ended September 30, 2012, compared to $632,644 for the nine months ended September 30, 2011. The decrease in interest expense is attributed to a reduction in deposit rates. Our net interest spread and net interest margin were 3.11% and 3.29%, respectively, for the nine months ended September 30, 2012, compared to 2.50% and 2.78%, respectively, for the nine months ended September 30, 2011. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity has been redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities, despite the growth in deposits.

The loan loss provision, which is driven primarily by loan growth, non-performing loans, and a historical loss and environmental analysis, was $14,094 for the nine months ended September 30, 2012, compared to $556,897 for the nine months ended September 30, 2011. The decrease in loan loss provision is attributed primarily to slower year to date loan growth in 2012 compared to 2011 combined with higher specific reserves needed in 2011 for non-performing loans. To further explain, criticized loans typically require a higher loan loss reserve. At September 30, 2011, our criticized loan balances were $4.6 million and carried a loan loss reserve of $417,005. As of September 30, 2012, our criticized loan balances had decreased to $2.5 million and require a reserve of $276,113. Although we have experienced loan growth in 2012 that would typically require provisions to the loan loss reserve, the improvements in our criticized loan balances created an excess reserve that negated the need to add more loan loss provision to the reserve balances.

Non-interest income was $341,501 for the nine months ended September 30, 2012, of which $33,565 came from service charges on deposits, $102,140 came from gains on the sale of mortgage loans, and $162,416 came from gains on sale of investments. For the nine months ended September 30, 2011, non-interest income was $361,935, of which $26,676 came from service charges on deposits, $8,629 came from gains on the sale of mortgage loans, and $297,585 came from gains on the sale of investment securities. Mortgage loan refinancing activity has increased significantly in 2012, resulting in an increase in premiums recognized on the sale of those loans in the secondary market. Conversely, we have sold less investment securities during the first nine months of 2012 resulting in less investment gains on sale compared to the same period in 2011. Additionally, the Bank received $15,891 on a fully depreciated bank vehicle that was disposed during the nine months ended September 30, 2012. Non-interest expense was $2,739,119 and $2,663,491 for the nine months ended September 30, 2012 and 2011, respectively. Employee salaries and benefit expenses have decreased while data processing, professional services, including an executive search firm, shareholder communications expense, regulatory assessment expense, and business development expenses have increased during the nine months ended September 30, 2012 compared to the same time period in 2011.

Assets and Liabilities

General

Total assets as of September 30, 2012 were $99.6 million, representing an increase of $5.2 million, or 5.5% compared to $94.4 million as of December 31, 2011. The increase in assets is due primarily to net loan growth of $5.1 million, which was funded primarily by deposit growth of $4.5 million. At September 30, 2012, total assets consisted principally of $13.4 million in cash and cash equivalents, $24.3 million in available-for-sale investment securities, $3.9 million in mortgage loans held for sale and $56.5 million in net loans. Net loans at December 31, 2011 were $51.4 million. The primary source of funding is deposits that are acquired locally. Liabilities at September 30, 2012 totaled $85.1 million, represented almost entirely by retail customer deposits totaling $84.3 million. Liabilities as of December 31, 2011 totaled $80.3 million, including $79.8 million in deposits. At September 30, 2012, shareholders’ equity was $14.5 million, compared to $14.1 million as of December 31, 2011. The reason for the increase in shareholders’ equity is the increase in market value of the investment portfolio, which results in unrealized gains recognized in shareholder’ equity. Book value per share was $6.61 at September 30, 2012, compared to $6.43 as of December 31, 2011.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. Net loans have increased $5.1 million, or 9.9%, to $56.5 million, during the nine months ended September 30, 2012, primarily in the categories of Construction and Land Development, Real Estate – Other, and Consumer loans, offset by a decrease in Real Estate - Residential Mortgage and Commercial and Industrial loans, compared to $51.4 million as of December 31, 2011. The following table summarizes the composition of our loan portfolio as of September 30, 2012 and December 31, 2011.

	September 30, 2012	Percentage of Total	December 31, 2011	Percentage of Total
Construction and land development	$8,361,129	14.51%	$4,875,191	9.26%
Real estate - residential mortgage	18,279,690	31.72	19,628,339	37.29
Real estate - other	25,680,592	44.55	21,783,860	41.38
Commercial and industrial	2,189,638	3.80	4,437,718	8.43
Consumer and other	3,123,398	5.42	1,914,289	3.64

Gross loans	57,634,447	100.00%	52,639,397	100.00%
Allowance for loan losses	(1,000,194)	—	(1,091,877)	—
Deferred loan fees, net	(117,086)	—	(132,311)	—

Total loans, net	$56,517,167	—	$51,415,209	—

Loans held for sale are represented by 1-4 family residential mortgage loans that are pending sale in the secondary market. The volume of these loans has increased in 2012 with $3.9 million held for sale as of September 30, 2012 compared to $888,750 at December 31, 2011.

Classified Loans

Classified loans are performing loans with elevated levels of credit risk. These loans are assigned credit risk grades of substandard or worse. The Bank’s classified loans decreased during the first nine months of 2012 from $3,337,162 as of December 31, 2011 to $2,667,361 as of September 30, 2012, primarily due to the payoff of one loan relationship.

Nonperforming Loans

At September 30, 2012, nonaccrual loans totaled $5,367, related to one lending relationship, compared to $698,570 in nonaccrual loans as of December 31, 2011. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at September 30, 2012 and December 31, 2011. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. The nonaccrual loan relationship is considered impaired.

Impaired loans as of September 30, 2012 totaled $1,155,595 and consisted of one large classified loan totaling $1,150,228 and the one loan on nonaccrual status totaling $5,367, compared to impaired loans totaling $278,510 at September 30, 2011.

As of September 30, 2012, we were not aware of any other loans that were not already considered for impairment or categorized as impaired or on nonaccrual.

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

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,000,194 as of September 30, 2012, or 1.74% of gross loans outstanding, compared to $1,091,877 as of December 31, 2011, or 2.07% of gross loans outstanding. The small decline is the result of charging off two loans in the second quarter of 2012 and one loan in the third quarter of 2012. Total provision expense for the nine months ended September 30, 2012 was $14,094, compared to $556,897 for the nine months ended September 30, 2011. The decrease in provision expense in 2012 compared to 2011 was primarily due to less growth in the loan portfolio and additional provision in 2011 needed for classified and nonperforming loan relationships.

During the first nine months of 2012, the Bank charged-off one consumer loan totaling $18,680, one construction and land development loan totaling $37,277, and one real estate – other loan totaling $49,820. Total charge-offs for the first nine months of 2012 were $105,777. There were no charge-offs during the first nine months of 2011. As of September 30, 2012, management considered the allowance for loan losses to be adequate and sufficient to meet presently known and inherent losses in the loan portfolio.

Deposits

Our primary source of funds for loans and investments is the funds obtained through our customer deposits. At September 30, 2012, we had $84.3 million in deposits, representing an increase of $4.5 million from December 31, 2011. Our deposits as of September 30, 2012 consisted primarily of $11.3 million in demand deposit accounts, $38.8 million in certificates of deposit, and $34.2 million in savings and money market accounts. As of September 30, 2012, we have no brokered or wholesale deposits and no borrowings.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest/principal payments received on and maturities of our investments. We plan to meet our future cash needs through the generation of deposits. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions or borrow advances from the FHLB of Atlanta.

As of September 30, 2012, our primary sources of liquidity included cash, non-interest and interest-bearing deposits and federal funds sold with financial institutions totaling $13.4 million. In addition, the fair value of our available for sale investment portfolio was $24.3 million as of September 30, 2012. Our lines of credit available with correspondent banks total $8.0 million with no outstanding principal or interest on these lines at September 30, 2012 and are unsecured. These lines may be withdrawn at the discretion of the correspondent financial institutions. Our credit availability at the FHLB was $9.58 million as of September 30, 2012 and requires collateralization by eligible investment securities or loans. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2012, we had issued commitments to extend credit of $8.4 million through various types of lending arrangements, compared to $10.1 million as of December 31, 2011. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity was $14.5 million at September 30, 2012 compared to $14.1 million at December 31, 2011. The increase is the result of increases to the market value of the investment portfolio, which resulted in unrealized gains recognized in shareholders’ equity.

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

The bank exceeded its minimum regulatory capital ratios as of September 30, 2012 and December 31, 2011, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at September 30, 2012 and December 31, 2011:

(Unaudited)	Tier 1 Leverage	Tier 1 Risk-Based	Total Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

Actual Ratios at September 30, 2012
Coastal Carolina National Bank	13.74%	22.37%	23.63%
Consolidated	14.41%	23.65%	24.91%

Actual Ratios at December 31, 2011
Coastal Carolina National Bank	14.14%	24.64%	25.89%
Consolidated	14.87%	26.16%	27.42%

We believe our capital is sufficient to fund the activities of the bank as we grow. As of September 30, 2012, there were no significant firm commitments outstanding for capital expenditures.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On June 8, 2012, the Federal Reserve approved three NPRs to, among other things, implement the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0% with full implementation by January 2015) and capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. The three NPRs are expected to be published jointly by the Federal Reserve, the FDIC, and the OCC after each agency has completed its approval process. The comment period on the NPRs expired on October 22, 2012. If approved in their current form, the NPRs would be effective over a phased-in period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on the Company and the Bank.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2012. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.

Date: November 13, 2012	By:	/s/ Laurence S. Bolchoz, Jr.
Laurence S. Bolchoz, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn M. Kinard
Dawn M. Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.