Form 10-K
period 2012-12-31
Coastal Carolina Bancshares, Inc.
filed 2013-03-28
CIK 1437213

COASTAL CAROLINA BANCSHARES, INC.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

1012 38th Avenue North,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES  ☒  NO

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on June 30, 2012 was $9,078,132. We have used the most recent trade activity at $7.00 per share as an estimate of the market value of a share of our Common Stock for purposes of calculating our public float.

The number of shares outstanding of the registrant’s common stock was 2,187,000 at March 15, 2013.

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

—	changes occurring in business conditions and inflation;
—	changes in technology;
—	the level of allowance for loan loss and the lack of seasoning of our loan portfolio;
—	the rate of delinquencies and amounts of charge-offs;
—	our ability to attract and retain key personnel;
—	our ability to retain our existing customers, including our deposit relationships;
—	the rates of loan and deposit growth;
—	adverse changes in asset quality and resulting credit risk-related losses and expenses;
—	changes in monetary and tax policies;
—	loss of consumer confidence and economic disruptions;
—	changes in the securities markets; and
—	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

On February 28, 2008, Coastal Carolina Bancshares, Inc. (the “Company”) was incorporated to act as the holding company for Coastal Carolina National Bank (the “Bank”). Coastal Carolina National Bank opened for business on June 8, 2009. Coastal Carolina National Bank is a national banking association organized under the laws of the United States and provides banking services to individual, partnership and corporate borrowers located in Horry County, South Carolina. The Bank currently operates two branches located in Myrtle Beach and Garden City. As of December 31, 2012, we had total assets of $101.6 million.

Strategy

Our business strategy is to be a premier community bank in our market by providing excellent customer service to our clients and by offering products designed to meet their specific needs. Our target markets include:

—

small-to medium-sized commercial, professional and service companies who we believe can be better served by a locally based financial institution providing timely credit decisions along with well-defined business services;

—	residents who desire a banking relationship tailored to their relationship needs and expectations;
—	residential and commercial real estate clients seeking a smaller, more customized service delivery; and
—	the well-established consumer base in our primary service area.

Our goal is to develop long term banking relationships with our retail and commercial customers by consistently exceeding their expectations. Our team believes in the community banking model of building long term relationships. We believe we can distinguish ourselves by providing a level of high-touch personal service. Our strategy has been to utilize the experience and contacts of our banking officers to develop relationships with our customers to serve their personal and business needs.

Products and Services

The Bank offers a variety of traditional banking services, emphasizing a variety of lending services, including real estate mortgage loans, commercial loans, equity lines and consumer loans to individuals and small- to mid-size businesses that are located or conduct business in our market area. Our deposit products include checking accounts, savings accounts, money market accounts, certificates of deposit, commercial checking accounts and individual retirement accounts, for which rates are reviewed regularly to ensure the Bank remains competitive. We also provide cashier’s checks, debit cards, tax deposits, direct deposit and United States savings bonds. The Bank delivers our services though a variety of methods, including on-line banking, remote deposit capture, banking by mail and drive-thru banking.

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

Loan Distribution. The percentage distribution of our loans at December 31, 2012 is as follows:

Construction and land development	10.84%
Real estate - mortgage	30.59%
Real estate - other	48.59%
Commercial and industrial	4.34%
Consumer and other	5.64%

100.00%

Our loan distribution will depend on our customers and will likely vary over time.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe the collectability of the principal is unlikely. The allowance is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectability. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Lending Limits.  The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank will be subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. As of December 31, 2012, our legal lending limit was $2.2 million. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. These limits will increase or decrease as the Bank’s capital increases or decreases. The well-established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than we can make.

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

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time, but have not been exercised and may not be immediately obvious when reviewing the financial statements of the Bank. At December 31, 2012, we had issued commitments to extend credit of $10.7 million through various types of lending arrangements.

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

Risks associated with commercial real estate loans include fluctuations in the value of real estate rental rates and other competition in the rental market, employment rates, tenant vacancy rates and the quality of the borrower’s management. Commercial real estate loans are generally riskier than residential real estate loans because commercial properties may be limited to a specific use making it more difficult to sell such properties to recover loan losses. In addition, the tourist industry is highly competitive and, in our primary service area, subject to weather related risks, including hurricanes. If a borrower’s business fails, the borrower is likely to be unable to repay its debts. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. We also attempt to limit our risk by analyzing borrower’s cash flow and collateral value on an ongoing basis.

Small Business Lending.  Our commercial lending is focused on small- to medium-size businesses located in or serving our service area. We consider “small businesses” to include commercial, professional and retail firms with annual revenues of $5 million or less. Commercial lending includes loans to entrepreneurs, professionals and small- to medium-sized firms. Small business products include:

—	Working capital loans and lines of credit;
—	Business term loans to purchase fixtures and equipment or fund site acquisition or business expansion;
—	Inventory and accounts receivable lending; and
—	Construction and term loans for owner-occupied buildings.

Within small business lending, we may from time to time use government enhancements such as the Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) programs. These loans will typically be partially guaranteed by the government. Government guarantees of SBA loans will range between 75% and 85% of the loan value and USDA guarantees will range from 70% to 80%. As of December 31, 2012, we had not originated any small business loans using SBA government enhancement and had one USDA guaranteed relationship.

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

Consumer Loans.  We offer consumer loans to customers in our primary service area. Consumer lending products include:

—	home equity lines of credit;
—	automobile, recreational vehicle and boat loans; and
—	installment loans (secured and unsecured).

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

Deposit Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial checking accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and certificates of deposit are tailored to our primary service area at competitive rates. In addition, we offer certain retirement account services, including individual retirement accounts. These accounts are solicited from individuals, businesses and other organizations.

Deposit Distribution. The percentage distribution of our deposits on December 31, 2012, is as follows:

Checking	13.09%
Savings and money market	37.40%
Certificates of deposit	49.51%

100.00%

Our deposit distribution will depend on our customers and will likely vary over time.

Other Banking Services

We offer cashier’s checks, on-line banking, banking by mail, drive-thru banking, direct deposit of payroll and social security checks, wire transactions, ACH origination, United States Savings Bonds, tax deposits, 24-hour telephone banking and remote deposit capture. The Bank is associated with national ATM networks that may be used by the Bank’s customers throughout the country.

Investments

In addition to loans, the Bank makes other investments, subject to the Bank’s policy as set by its Board of Directors. Such investments may include overnight funds, direct obligations of the United States government, obligations guaranteed as to principal and interest by the United States and other Federal agencies, general obligation municipal bonds, revenue municipal bonds, certificates of deposit of financial institutions, mortgage-backed securities (limited to Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank (“FHLB”) and Federal Home Loan Mortgage Corporation (“FHLMC”) issues), and other bank-grade investment securities. No investment in any of these instruments will exceed any applicable limitations imposed by law or regulation. The Bank’s asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure the investments conform to the Bank’s policy.

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

Competitive Conditions

The banking business is highly competitive. We compete with other commercial banks, savings banks, credit unions, finance companies and money market mutual funds operating in our primary service area. Our competitors include large national, super regional and regional banks as well as established community banks. Due to their size, many of our competitors have substantially greater resources and more established branch networks than we have and may offer services that we do not or will not provide. Additionally, differences in regulatory charters may give our competitors greater lending limits than we have.

According to FDIC data as of June 30, 2012, there were 123 banking offices, representing 24 financial institutions operating in our primary service area and holding over $5.1 billion in deposits. The Bank’s total deposits ranked 15th among financial institutions in the Myrtle Beach MSA, representing 1.61% of the total deposits in this market.

Employees

As of March 15, 2013, Coastal Carolina Bancshares, Inc. had 31 full-time employees. Management considers our employee relations to be good.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

The Company

General. We own 100% of the outstanding capital stock of the Bank, and are therefore a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of law and regulations.

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

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978 (the “Change in Bank Control Act”), together with regulations thereunder, require written notice to the Federal Reserve prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns, controls or holds the power to vote a greater percentage of that class of voting securities immediately after the transaction. Companies that have in excess of 2,000 shareholders of record and total assets exceeding $10 million are required to register under Section 12 of the Securities Exchange Act of 1934. At this time, the Company has less than 2,000 shareholders of record of its common stock and is not registered under Section 12 of the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

The OCC requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, Bank premises and furniture and fixtures. The OCC also requires the Bank to prepare quarterly reports on the Bank’s financial condition, and the FDIC requires the Bank to conduct an annual audit of its financial affairs in compliance with generally accepted auditing standards and the Federal Deposit Insurance Act (the “FDI Act”).

Federal Deposit Insurance Corporation Improvement Act of 1991. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”), which amended the FDI Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate to meet the FDIC’s expenses in carrying out such examinations. Insured institutions are required to submit annual reports to the FDIC, their federal banking agency and their state supervisor when applicable. The FDI Act directs the FDIC to develop a method for insured depository institutions to provide disclosure of the assets and liabilities in any balance sheet, financial statement, report of condition or any other report of any insured depository institution required to be filed with a federal banking agency. The FDI Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, standards for all insured depository institutions and depository institution holding companies relating to, among other things, the following:

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

Deposit Insurance and Assessments.  During the fourth quarter 2008, the amount of FDIC insurance coverage for insured deposits was increased under the Emergency Economic Stabilization Act of 2008 (EESA), generally from $100,000 per depositor to $250,000 per depositor. In July 2010, this increase was made permanent by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). In November 2010, the FDIC issued provisions, required by the Dodd-Frank Act, which provide temporary unlimited coverage for non-interest-bearing transaction deposit accounts through December 31, 2013.

Each depository institution is assigned to a risk category based on capital and supervisory measures. A depository institution in the past has been assessed insurance premiums by the FDIC based on its risk category and the amount of deposits held. These amounts are assessed and due quarterly. In 2009, the FDIC, as part of its plan to restore the Deposit Insurance Fund, increased deposit insurance assessments by increasing its assessment rates and changing the assessment framework. A special assessment was assessed in 2009 on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, and was collected on September 30, 2009. The Bank’s special assessment was $2,948. In late 2009, the FDIC required insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, by December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009. The Bank’s prepaid assessment was $135,458. Assumptions for future deposit growth were necessary and the prepaid assessment may differ from the actual assessments in these periods depending on how actual deposit growth compared to the predicted deposit growth on which the prepaid assessment was based. During 2011, we expensed our prepaid assessment and are now paying regular quarterly assessments.

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

Originally, as a new bank, the OCC required the Bank to maintain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk based capital ratio of 8% or greater, and a total risk-based capital ratio of 12% or greater, in order to be considered “well capitalized”. Currently, the Bank and the Company continue to be classified as “well capitalized.”

Recent OCC guidance (Bulletin 2012-16) recommends a bank to establish a capital policy wherein the internally required and managed level of capital shifts with the risk profile of the institution. If the risk profile of the bank were to grow, the required levels of capital should be increased. The risk profile is measured by a dozen risk indicators, including, but not limited to, non-performing asset levels, rate of growth, earnings performance, audit and exam ratings, liquidity trends, and interest rate risk results. Since the prediction of risk levels in the future can be difficult, the Bank management currently uses the Tier 1 leverage ratio of 8%, Tier 1 risk based capital ratio of 10%, and a total risk based capital ratio of 12% as its minimums for managing capital levels assuming a moderate risk profile.

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

These capital guidelines can affect us in several ways. If the Bank grows at a rapid pace, has poor loan portfolio performance, poor earnings performance or a combination of those factors its capital could change our capital position in a relatively short period of time and, if depleted too quickly, require a capital infusion from the Company which could impact our ability to pay dividends.

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

Recent Regulatory Developments

Beginning in 2008 a multitude of new regulatory and governmental actions were announced in response to the challenges facing the financial services sector. Over the last three years, markets in the United States and elsewhere experienced substantial volatility and disruption. These circumstances exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, created strains on financial institutions. Many borrowers became unstable and were unable to repay their loans and the collateral securing these loans, in some cases, declined below the loan balance. Two of the regulatory and governmental actions designed to address these issues were the Emergency Economic Stabilization Act approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009 among others.

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

Proposed Legislation and Regulatory Action.  From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulation would have on the financial condition or results of operations of the Company. A change in statues, regulations, or regulatory policies applicable to the Company of the Bank could have a material effect on the business of the Company.

Item 1A. Risk Factors.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments beginning in the latter half of 2007 in the global credit and securitization markets resulted in uncertainty in the financial markets. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, were negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the continued issuance of formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed. A continuation of the economic downturn or prolonged recession would likely result in the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 84.38% of our interest income for the year ended December 31, 2012. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

We may not be able to maintain or manage our growth, which may adversely affect our results of operations and financial condition.

We may not be able to maintain or manage our growth and may not even be able to grow our business at all. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may impede our ability to expand our market presence. If we experience a decrease in our historical rate of growth or do not grow at all, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Changes in interest rates affect our interest margins, which can adversely affect our profitability.

We may not be able to effectively manage changes in interest rates that affect what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. Depending on the sensitivity of the balance sheet, when rates change upward or downward, we may not be able to receive the benefits of those scenarios immediately. For instance, a significant level of fixed rate loans in the loan portfolio may delay the increase in the loan portfolio rates when market rates rise. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to produce a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2012, 90.0% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with Generally Accepted Accounting Principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2012, our headquarters and main office consisted of 8,800 square feet of leased space located at 2305 Oak Street, Myrtle Beach, South Carolina 29577. Subsequently, we relocated the headquarters and main office to 11,260 square feet of leased space at 1012 38th Avenue North, Myrtle Beach, South Carolina, 29577 as of February 4, 2013.

In addition, a new branch location was opened at 2961 Highway 17 South, Garden City, South Carolina, 29577 on January 23, 2013, which includes 3,000 square feet of leased space. All three properties were contractually leased as of December 31, 2012. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our premises. We believe that upon expiration of the leases we will be able to extend the leases on satisfactory terms or relocate to other acceptable locations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 15, 2013 there were 2,187,000 shares of common stock outstanding held by approximately 311 shareholders of record. All of our currently issued and outstanding common stock, with the exception of 1,500 shares subsequently issued to certain employees as restricted stock grants described below, was issued on June 8, 2009, in connection with the closing of our initial public offering of common stock. The price per share in our initial public offering was $10.

The current total of issued restricted stock is 1,500 shares, which were issued in February 2011. The shares were issued with vesting to occur in 36 months. All other previously issued restricted stock awards have vested or been forfeited. We did not receive any cash proceeds from the issuance of such shares of restricted common stock. All of such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as the shares were issued in transactions not involving any public offering or distribution.

There is currently no established public trading market in our common stock, and trading activity has been very limited. We are not aware of any quotations or valuations of our common stock. Because there has not been an established market for our common stock, we may not be aware of all prices at which our common stock has been traded. Based on information available to us from a limited number of sellers and purchasers of common stock who have engaged in privately negotiated transactions of which we are aware, stock trades in 2010 occurred at $10 per share, at $7 per share for a small trade of 2,500 shares that occurred in June 2011, and February 2013 at $7 per share for 10,000 shares. We are not aware of any other or more recent trades. Our book value per share is $6.62 as of December 31, 2012.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is management’s discussion of our results of operations for 2012 compared to 2011 and includes an analysis of our financial condition as of December 31, 2012 and 2011. Throughout this Item, the terms “we”, “us, and “our” refer to the Company and the Bank on a consolidated basis.

We recognized a net income of $74,485 for the year ended December 31, 2012, compared to a net loss of $1.3 million for the year ended December 31, 2011. Basic income per share in 2012 was $.03, compared to basic loss per share of $.58 for the year ended December 31, 2011. As of December 31, 2012, we had total assets of $101.6 million compared to $94.4 million as of December 31, 2011. The major asset categories were $14.3 million in cash and cash equivalents, $23.3 million in available-for-sale securities, and $60.4 million in net loans. Compared to 2011, our cash and equivalents position is slightly increased by $3 million. Additionally, our investment position decreased by $6.2 million as we reinvested our dollars into higher yielding loans. Total liabilities as of December 31, 2012 were $87.1 million and were comprised primarily by customer deposits totaling $86.5 million. As of December 31, 2011, total liabilities were $80.3 million, with total deposits of $79.8 million, thus liability growth is attributed to customer deposit growth in 2012. Shareholders’ equity was $14.5 million, or 14.25% of assets, as of December 31, 2012, compared to $14.1 million, or 14.92% of assets, as of December 31, 2011. Book value per share was $6.62 at December 31, 2012, compared to $6.43 at December 31, 2011.

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

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance in 2012 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Results of Operations

Net Interest Income

Net interest income before the provision for loan losses in 2012 was $3,221,787, an increase of $855,999 when compared to net interest income before the provision for loan losses of $2,365,788 in 2011. The increase is attributed to growth in the loan portfolio combined with increases to earning asset yields and decreases to cost of the deposits. Total interest income for the year 2012 was $3,922,135 compared to $3,198,805 in 2011, and was offset by total interest expense of $700,348 in 2012 and $883,017 in 2011. The components of interest income in 2012 were $3,309,435 from loans, $568,782 from investment securities (including nonmarketable securities), and $43,918 from federal funds sold and other interest-bearing bank deposits, compared to $2,252,574, $857,628, and $88,603, respectively, in 2011. During 2012, interest expense was composed almost entirely of interest expense on deposits totaling $700,324, with a small amount of $24 related to interest expense on borrowings. Comparatively, during 2011, interest expense totaled $832,821, of which $196 was related to borrowings.

The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. The net interest margin is calculated as net interest income divided by average earning assets. Our net interest spread and net interest margin in 2012 were 3.16% and 3.34%, respectively, compared to 2.57% and 2.84%, respectively, in 2011. Improvements in both ratios were the result of increased growth in the loan portfolio despite declining loan rates, combined with decreases in the cost of the deposits in 2012. As a result of the challenging economic environment, both loan rates and deposit rates have continued to decline in 2012. However, combined with the growth in the loan portfolio, the Bank’s average loan yields increased 6 basis points in 2012. Average deposit rates decreased 36 basis points. Overall the Bank’s performance in net interest spread and net interest margin has improved.

Average Balances, Income and Expenses, and Rates. The following table sets forth, for 2012 and 2011, certain information related to our average balance sheet and our average yields on earning assets and average costs of interest-bearing liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the Calendar Year 2012			For the Calendar Year 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets
Loans and loans held for sale	$57,284,587	$3,309,435	5.78%	$39,409,307	$2,252,574	5.72%
Securities	26,431,907	568,782	2.15%	30,470,567	857,628	2.81%
Federal funds sold and Interest-bearing bank deposits	12,622,317	43,918	0.35%	13,484,494	88,603	0.66%

Total earning assets	$96,338,811	$3,922,135	4.07%	$83,364,368	$3,198,805	3.84%

Cash and due from banks	1,095,560			931,493
Allowance for Loan Losses	(1,064,661)			(821,439)
Other assets	1,321,641			657,982

Total assets	$97,691,351			$84,132,404

Liabilities and shareholders’ equity
Interest-bearing liabilities
Interest checking	$4,339,033	$33,440	0.77%	$3,212,939	$40,409	1.26%
Money market	34,253,122	229,814	0.67%	35,130,396	366,690	1.04%
Savings	599,414	2,338	0.39%	225,526	1,643	0.73%
Certificates of deposit < $100,000	10,883,448	138,768	1.28%	8,013,188	136,372	1.70%
Certificates of deposit > $100,000	27,186,419	295,964	1.09%	18,885,740	287,707	1.52%
Federal funds purchased	3,202	24	0.75%	27,397	196	0.72%

Total interest-bearing liabilities	$77,264,638	$700,348	0.91%	$65,495,186	$833,017	1.27%

Noninterest-bearing deposits	5,398,153			3,953,597
Other liabilities	713,102			526,085
Shareholders’ equity	14,315,458			14,157,536

Total liabilities and shareholders’ equity	$97,691,351			$84,132,404

Net interest income		$3,221,787			$2,365,788

Interest spread			3.16%			2.57%
Contribution of noninterest bearing sources			0.18%			0.27%

Net interest margin			3.34%			2.84%

Nonaccrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in 2012 and 2011. There was one loan in nonaccrual status totaling $160,000 as of December 31, 2012, and five loans in nonaccrual status totaling $698,570 as of December 31, 2011. Loan and late fees totaled $230,192 and $93,452 for the years ended December 31, 2012 and 2011, respectively, and are included with interest income on loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities for the year ended December 31, 2012.

	2012 Compared to 2011			2011 Compared to 2010
	Increase/(Decrease)			Increase/(Decrease)
	Due to changes in			Due to changes in
	Volume	Rate	Total	Volume	Rate	Total

Assets
Loans and loans held for sale	$1,032,688	$24,173	$1,056,861	$1,336,907	$(55,934)	$1,280,973
Securities	(86,907)	(201,939)	(288,846)	203,117	(157,964)	45,153
Federal funds sold & int bearing due from banks	(3,000)	(41,685)	(44,685)	(63,965)	(222,671)	(286,636)
Subscriptions Held In Escrow	-	-	-	-	-	-

Total earning assets	$942,781	$(219,451)	$723,330	$1,476,059	$(436,569)	$1,039,490

Liabilities and shareholder’s equity
Interest-bearing liabilities
Interest checking	$8,679	$(15,648)	$(6,969)	$14,959	$5,720	$20,679
Money market accounts	(5,886)	(130,990)	(136,876)	129,361	(125,109)	4,252
Savings	1,458	(763)	695	860	(67)	793
Certificates of deposit < $ 100,000	36,597	(34,201)	2,396	23,112	(42,679)	(19,567)
Certificates of deposit > $ 100,000	90,365	(82,108)	8,257	41,163	(97,670)	(56,507)
Federal funds purchased	(181)	9	(172)	109	(1)	108
Other Borrowings	-	-	-	-	-	-

Total interest-bearing liabilities	$131,033	$(263,701)	$(132,668)	$209,564	$(259,806)	$(50,242)

Total Change in Net Interest Income			$855,998			$1,089,732

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

The following table sets forth our interest-rate sensitivity at December 31, 2012.

	Within	Within	Within	Within	Over	Non-Repricing
($ in thousands)	3 Months	4-12 Months	1-3 Years	4-5 Years	5 Years		Total

Earning assets
Loans and loans held for sale	$13,193	$14,362	$20,294	$11,615	$3,873	$(1,013)	$62,324
Securities (1)	5,514	2,344	4,624	2,775	8,633	-	23,890
Federal funds sold	2,104	-	-	-	-	-	2,104
Interest-bearing bank deposits	9,516	2,221	446	-	-	-	12,183
Other Assets	-	-	-	-	-	1,130	1,130

Total Assets	$30,327	$18,927	$25,364	$14,390	$12,506	$117	$101,631

Interest-bearing liabilities
Interest checking	$5,209	$-	$-	$-	$-	$-	$5,209
Money market	31,610	-	-	-	-	-	31,610
Savings	743	-	-	-	-	-	743
Certificates of deposit < $100,000	2,445	5,118	1,919	571	-	-	10,053
Certificates of deposit > $100,000	10,191	11,827	10,246	507	-	-	32,771

Total interest-bearing liabilities	$50,198	$16,945	$12,165	$1,078	$-	$-	$80,386
Non-Interest Checking						6,111	6,111
Other Liabilities and Equity						15,134	15,134

Total Liabilities and Equity	$50,198	$16,945	$12,165	$1,078	$-	$21,245	$101,631

Period gap	$(19,871)	$1,982	$13,199	$13,312	$12,506
Cumulative gap	$(19,871)	$(17,889)	$(4,690)	$8,622	$21,128

Ratio of cumulative gap to total assets	-19.55%	-17.60%	-4.61%	8.48%	20.79%

(1)	Securities are reported at their amortized cost and include FHLB stock and FRB stock ownership.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds and the majority of interest bearing bank deposits are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Investment securities are reflected based on the timing of anticipated cash flows from maturities and payments on mortgage backed securities. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate certificates of deposit are reflected at their contractual maturity date. Debt securities are reflected at each instrument’s ultimate maturity date.

We are more significantly liability sensitive within the immediate three months and twelve months. Within month 4 through 12, repricing assets begin to outpace repricing liabilities. Gradually over three years, we become less liability sensitive and eventually asset sensitive within four years. The level of liability sensitivity within 3 months at December 31, 2012 decreased by $13.9 million compared to the level of liability sensitivity at December 31, 2011 due to management efforts in 2012 to reduce the liability sensitivity of the bank. This was partially accomplished through the mix of loans and pricing of loans as loan portfolio grew, the extension of time deposits to mature in longer time frames, and the purchase of floating rate investment securities. The liability sensitivity in twelve months and all other time frames is slightly reduced from sensitivity levels as of December 31, 2011, but is not significantly different.

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

Our provision for loan losses was $27,214 in 2012 and $659,127 in 2011. The reduced expense is the net result of $108,735 in additional reserves needed related to the growth in the loan portfolio offset by $81,522 in recovered reserves related to previously non-performing loans that paid off or were otherwise resolved during the year without loss. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income totaled $582,505 in 2012 compared to $443,563 in 2011. The most significant component of noninterest income in 2012 was the recognition of $277,436 in net gains on the sale of investment securities. In 2011, the net gains on sale of securities was $340,203. Additionally in 2012, we recognized gains on the sale of mortgage loans in the secondary market of $209,423, compared to $17,364 in 2011. The difference is attributed to a significant increase in mortgage lending activity during 2012, attributed both to market conditions with low rates and increased refinance activity and the addition of another mortgage originator. Noninterest income also includes service charge and fee income for services offered by the bank. In 2012, all other non-interest income, including service charges, totaled $95,646, compared to $85,996 in 2011. The increase is attributed to growth in the deposit portfolio resulting in $6,727 more in debit card income, and $6,458 more in miscellaneous other income such as safe deposit box fees, wire fee income, and other fee income for services performed, with $3,535 less in service charges on deposits, due to the reduction in the frequency of overdrafts by our customers.

Noninterest Expense

Noninterest expense totaled $3,699,117 in 2012, compared to $3,428,388 in 2011. Salaries and employee benefits comprise the largest component of noninterest expense which totaled $2.1 million in 2012 and $2.1 million in 2011. The following additional noninterest expense components were the next most significant expenses experienced in 2012: occupancy and equipment expenses were $440,387, data processing and IT related expenses were $362,945, and professional services expenses, including auditors and legal counsel, were $214,295. These same expenses in 2011 were $358,544 for occupancy and equipment expense, $326,072 for data processing and IT expense, and $218,111 for professional services. FDIC and regulatory expense assessments increased as asset balances grew in 2012, totaling $127,172 in 2012 compared to $117,406 in 2011. Typically, FDIC and regulatory assessments are expected to increase as the Company grows. Any increases in expense categories can be attributed to the growth of the company in 2012.

Income Taxes

Due to our history of net losses, the Bank has recognized very small amounts of state income taxes and no federal income tax expenses. Additionally, as we become profitable, we will analyze any tax benefit associated with our deferred taxes to determine tax expense. For further discussion regarding our tax position, please refer to Note 1 to the Consolidated Financial Statements.

Balance Sheet Review

Cash and Cash Equivalents

Generally the Bank maintains enough cash and deposits necessary to meet the needs of our day to day operations, but balances fluctuate depending on cash flow received from payments received on investment securities, the timing of new loan fundings, and the increases and decreases in customer deposit balances. Typically excess funds are invested in higher yielding investment securities and loans. Occasionally, excess funds may be deposited in interest bearing bank deposits.

As of December 31, 2012, the Company had $14.3 million in cash and equivalents. Of that amount, $9.3 million was for operational needs, with the largest amounts categorized as $2.1 million in overnight funds sold, $5.9 million at the Federal Reserve, and $1 million with our primary correspondent bank. Additionally, the Company had $5 million in other interest-bearing bank deposits, including $3.9 million in time deposits and $1.1 million in money market deposit accounts.

During 2012, our cash and equivalents averaged $13.7 million, compared to our cash and equivalents total of $14.3 million at December 31, 2012 and compared to $11.3 million as of December 31, 2011.

Loans

Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Total net loans at December 31, 2012 were $60.4 million, compared to $51.4 million as of December 31, 2011. Net loans outstanding were 59.42% of our total assets as of December 31, 2012, compared to 54.45% as of December 31, 2011.

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

The following table summarizes the composition of our loan portfolio as of December 31, 2012 and 2011.

	December 31,	Percentage	December 31,	Percentage
	2012	of Total	2011	of Total

Construction and land development	$6,671,055	10.84%	$4,875,191	9.26%
Real estate - mortgage	18,821,345	30.59%	13,306,223	25.28%
Real estate - other	29,890,399	48.59%	29,685,774	56.39%
Commercial and industrial	2,670,875	4.34%	4,437,718	8.43%
Consumer and other	3,470,868	5.64%	334,491	0.64%

Gross loans	61,524,542	100.00%	52,639,397	100.00%
Allowance for loan losses	(1,013,314)	-	(1,091,877)	-
Deferred loan fees, net	(118,141)	-	(132,311)	-

Total loans, net	$60,393,087	-	$51,415,209	-

The largest component of our loan portfolio at December 31, 2012 was loans that had real estate as a primary or secondary component of collateral, which represented 90.0% of the gross loan portfolio before the allowance for loan losses, compared to 90.9% as of December 31, 2011. Loans with real estate collateral increased $7.5 million in 2012 and Commercial loans were reduced by $1.8 million. The growth was primarily due to the addition of two lenders to create a fully staffed lending team for the duration of the year who utilized their contacts in and knowledge of the market to successfully grow loans in 2012. Within the real estate category, 1-4 family residential mortgages represent 30.59% of the gross loan portfolio, while commercial and other real estate loans represent 48.59% of the gross loan portfolio.

Regulatory limitations are placed on the amount of real estate lending and construction lending the Company can support and are 300% and 100% of capital, respectively. As of December 31, 2012, the Company’s levels of CRE and construction loans as a percentage of capital were 204.9% and 46.1%, respectively, and are considered to be well within regulatory guidelines.

Additionally, the Bank has made contractual commitments to extend credit in the future. These commitments are not reflective in the financial statements until they are disbursed. At December 31, 2012, the Bank had unfunded commitments of $10.7 million, compared to $10.1 million at December 31, 2011.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2012.

		Greater than
	One Year	One and Within	Greater than
	or Less	Five Years	Five years	Total

Construction and land development	$5,238,664	$ 1,220,250	$212,141	$6,671,055
Real estate - mortgage	477,685	4,229,344	14,114,316	18,821,345
Real estate - other	1,146,235	17,358,525	11,385,639	29,890,399
Commercial and industrial	1,886,590	784,285	-	2,670,875
Consumer and other	203,977	670,078	2,596,813	3,470,868

Gross loans	$8,953,151	$ 24,262,482	$28,308,909	$61,524,542
Deferred loan fees, net				(118,141)

Gross loans, net of deferred fees				$61,406,401

Loans maturing after one year with:
Fixed interest rate				$30,421,810
Variable interest rate				22,149,581

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,013,314 as of December 31, 2012 or 1.65% of gross loans outstanding, compared to $1,091,877 as of December 31, 2011 or 2.07% of gross loans outstanding. Total provision expense for the year ended December 31, 2012 was $27,214, compared to $659,127 for the year ended December 31, 2011. The decreased loan loss reserve resulted when previously non-performing loans paid off in 2012, no longer requiring us to maintain elevated reserve levels for those loans. For this same reason, provision expense was significantly reduced in 2012 as reserves in place at December 31, 2011 for non-performing loans became excess when those loans paid off. We were able to absorb that excess reserve which reduced the majority of new reserves needed for new loan growth in 2012.

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

Management considers the allowance for loan losses as of December 31, 2012 to be adequate and sufficient.

Credit Quality and Non-Performing Assets

There are various terms used to describe loans that display credit quality issues or are considered non-performing assets. These terms are not exclusive of each other. Therefore, one loan may fit within several categories of the following categories: past due loans, non-accrual loans, classified assets, impaired loans, and troubled debt restructurings.

One of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of December 31, 2012, we had loans past due totaling $271,150, compared to past due loans totaling $427,559 as of December 31, 2011.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. When a loan is placed on non-accrual, all previously accrued interest that has not been received is reversed against current income. The recognition of interest on a non-accrual loan is placed on a cash basis and can be recognized when and if a payment is received. Generally, payments received on non-accrual loans are applied directly to principal. At December 31, 2012, we had one real estate loan totaling $160,000 in non-accrual status. At December 31, 2011, we had two construction loans totaling $120,384, one real estate – mortgage loan totaling $166,117, one real estate – other loan totaling $390,282, and one consumer loan totaling $21,787 in non-accrual status.

Loans are assigned a credit quality “grade” upon their origination. The credit quality grade is determined by the Chief Credit Officer during his review of the loan, prior to its approval. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The individual loan officers are responsible for assessing the risk of each loan in their respective portfolios. In addition, our Chief Credit Officer coordinates the periodic assessment of credits. Generally, any loans classified as Substandard, Doubtful, and Loss represent our non-performing loans and include loans past due and loans on nonaccrual. We had $2,564,550 in loans classified as Substandard or worse as of December 31, 2012, compared to $3,337,162 as of December 31, 2011.

Generally, non-performing loans are reviewed for their collectability. If it is determined that any part of the principal of the loan may not be collectible through payments from the customer or liquidation of the loan collateral, the loan is considered impaired and the bank will charge off the uncollectible amount. In 2012, we recognized $105,777 in charge offs, compared to no recognized charge off amounts in 2011. Impaired loans and non-performing loans can require higher loan loss reserves.

As of December 31, 2012, we had individually evaluated one loan for impairment totaling $1,147,143. The reserve for this loan totaled $195,768, or 17.07% of the outstanding balance.

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of December 31, 2012, we had one real estate – other loan restructured totaling $1,147,143, compared to two construction loans totaling $120,384, one real estate – mortgage loan totaling $166,117, and one consumer loan totaling $21,787 restructured as of December 31, 2011. The pre-modification balances of these loans as of December 31, 2012 and 2011 were $1,150,228 and $320,224, respectively.

As of December 31, 2012, management was not aware of any additional loans with possible credit problems of borrowers that would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms, and which may result in disclosure of such loans as nonaccrual, past due, or impaired in future periods.

Investments

At December 31, 2012, the fair value of our available-for-sale investment portfolio totaled $23.3 million and represented 22.97% of our total assets. Our investments are diversified among U.S. government agency backed mortgage-backed securities, GNMA collateralized mortgage obligations (CMOs), municipal bonds, and SBA guaranteed bonds. The agencies backing the mortgage backed securities include the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Company (FHLMC), and the Federal Home Loan Bank (FHLB). Additionally, the underlying collateral of the mortgage backed securities is diversified among 1-4 family single residence mortgages and multifamily residences called DUS bonds.

The amortized cost and fair value of our securities available-for-sale as of December 31, 2012 and 2011 are detailed in the following table.

	December 31, 2012		December 31, 2011

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Government-Sponsored Enterprises	$-	$-	$2,000,000	$2,001,408
Small Business Administration (SBA) Bonds	4,196,833	4,267,035	-	-
Mortgage-backed securities (MBS)	14,137,026	14,544,926	21,245,677	21,359,284
Collateralized Mortgage Obligations (CMOs)	2,395,970	2,448,103	2,861,013	2,891,101
Municipal bonds	1,951,711	2,084,924	3,168,963	3,255,442

Total securities	$22,681,540	$23,344,988	$29,275,653	$29,507,235

The Company collateralizes the uninsured deposits of certain depositors, specifically municipal entities, by pledging securities from its investment portfolio. As of December 31, 2012, securities pledged to secure deposits had amortized carrying costs of $10.3 million and market value of $10.6 million, compared to amortized costs of $6.3 million and market value of $6.3 million as of December 31, 2011. In 2012, the Bank accepted additional deposit relationships that required collateralization.

The investment portfolio is managed with consideration given to multiple factors, including, but not limited to, diversification, cash flow, yield, duration, prepayment risk, and interest rate risk. In 2012, the size of the investment portfolio decreased as payment speeds increased on mortgage backed securities as mortgage refinance levels increased and remained elevated. The investment portfolio is used to maximize the earnings potential of our cash and to provide contingency funding for liquidity. The contractual maturity distribution of the Bank’s available-for-sale securities portfolio as of December 31, 2012 is summarized below. Actual maturities may differ from contractual maturities shown below since issuers may have the right to prepay these obligations without pre-payment penalties.

	Due after 1		Due after 5		Due after
	through 5 Years		through 10 Years		10 Years		Total
	Fair		Fair		Fair		Fair
December 31, 2012	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Small Business Administration (SBA) Bonds	$-	-	$-	0.00%	$4,267,035	2.57%	$4,267,035	2.57%
Mortgage-backed securities (MBS)	-	-	4,374,189	2.12%	10,170,737	3.18%	14,544,926	2.86%
Collateralized Mortgage Obligations (CMOs)	-	-	-	0.00%	2,448,103	2.32%	2,448,103	2.32%
Municipal Bonds	-	-	249,900	3.40%	1,835,024	4.27%	2,084,924	4.17%

Total	$-	-	$4,624,089	2.19%	$18,720,899	3.03%	$23,344,988	2.87%

At December 31, 2012 and 2011, the Bank also had restricted equity securities that consisted of stock in the Federal Reserve Bank (FRB) of Richmond and stock in the Federal Home Loan Bank (FHLB) in Atlanta.

The FRB stock totaled $404,800 and $394,050, respectively. This stock is required as part of our membership with the Federal Reserve and is not classified as available for sale. The amount of the stock ownership required is based on the Bank’s equity position and is subject to change quarterly upon notification by the Federal Reserve. In 2012, this stock paid a quarterly dividend equal to 6%.

The FHLB stock ownership is a requirement of membership. The amount of FHLB stock held is based on total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. At December 31, 2012, the Bank owned $140,400 in FHLB stock, compared to $183,800 at December 31, 2011. Although assets increased in 2012, advance levels in 2011 resulted in higher stock ownership that year. Dividends received on FHLB stock are subject to change quarterly. In 2012, the average yield was 1.65%.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds for loans and investments is our deposits. Our total deposits as of December 31, 2012 were $86.5 million, compared to $79.8 million at December 31, 2011. The following table shows the average balance outstanding for each deposit type and the average rates paid on deposits held by us during the years ended December 31, 2012 and 2011.

		Weighted
	Average	Average
December 31, 2012	Balance	Rate
Noninterest-bearing demand deposits	$5,398,153	0.00%
Interest checking	4,339,033	0.77%
Money market	34,253,122	0.67%
Savings	599,414	0.39%
Certificates of deposit < $100,000	10,883,448	1.28%
Certificates of deposit > $100,000	27,186,419	1.09%
Total	$82,659,589	0.85%

		Weighted
	Average	Average
December 31, 2011	Balance	Rate

Noninterest-bearing demand deposits	$3,953,597	0.00%
Interest checking	3,212,939	1.26%
Money market	35,130,396	1.04%
Savings	225,526	0.73%
Certificates of deposit < $100,000	8,013,188	1.70%
Certificates of deposit > $100,000	18,885,740	1.52%

Total	$69,421,386	1.20%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $55.1 million at December 31, 2012 and represent 63.7% of total deposits, compared to $55.8 million, or 69.9% of total deposits, at December 31, 2011.

The maturity of our certificates of deposit over $100,000 at December 31, 2012 is set forth in the following table.

Three months or less	$6,027,075
Over three through six months	6,989,083
Over six through twelve months	7,639,885
Over twelve months	10,752,922

Total	$31,408,965

Borrowings

We have access to various short-term borrowings, including the purchase of federal funds and borrowing arrangements from other financial institutions. Our aggregate amount of short-term borrowings available at December 31, 2012 was $8 million.

Through its membership with the FHLB, the Bank has additional borrowing capacity in the form of advances. Advances from the FHLB may be short term or long term in nature and require collateralization by the pledging of eligible loans and/or eligible investment securities. The amount of advances available to the bank is determined by its total assets each quarter. As of December 31, 2012, the Bank had access to $9.88 million in FHLB advances.

The Bank had no borrowing needs in 2012, but tests its lines at least once annually. There were no outstanding borrowings or federal funds purchased at December 31, 2012.

The following is a schedule of borrowings available to the Company as of December 31, 2012.

		Balance
Correspondent Bank	Commitment	Outstanding

CenterState Bank	$3,000,000	$-
South Carolina Bank & Trust	2,000,000	-
SunTrust Bank	3,000,000	-

	$8,000,000	$-

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

As of December 31, 2012, cash and deposits with other financial institutions totaled $14.3 million. The market value of our available for sale investment portfolio totaled $23.3 million, of which $10.6 million is pledged to secure deposits. Our borrowing availability totaled $8 million in overnight fed funds purchased and $9.88 million in FHLB advances. We believe our current liquidity levels are adequate to meet our operating needs and we have the ability to access sufficient amounts of future liquidity to meet our ongoing operating needs.

Capital Resources

Total shareholders’ equity was $14.5 million at December 31, 2012, compared to $14.1 million at December 31, 2011. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering net of offering expenses, of which $19.9 million was initially used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank at a future date and to cover operating expenses at the holding company. Equity was increased by the net income for the year ended December 31, 2012 of $74,485 and increases in the market value of the investment portfolio of which a portion is recognized in equity.

The Federal Reserve requires bank holding companies to maintain regulatory capital requirements at adequate levels based on a percentage of assets and off-balance sheet exposures. The company maintains levels of capital on a consolidated basis and was considered “well capitalized” under the Federal Reserve’s capital guidelines as of December 31, 2012. Additionally, the bank is subject to its own capital requirements set forth by its primary regulator, the OCC, and is also considered “well capitalized” as of December 31, 2012.

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

In addition to the minimum capital requirements, levels required to be considered “well capitalized” are detailed in the table below. Furthermore, as a denovo banking institution, our primary regulator, the OCC, has placed the Bank under stricter capital requirements. These higher capital requirements are also disclosed below, along with the actual capital ratios calculated on a consolidated and bank-only basis as of December 31, 2012 and 2011.

	Tier 1	Tier 1	Total
	Leverage	Risk-based	Risk-Based

Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be Well Capitalized	5.00%	6.00%	10.00%
Minimums Specific to Coastal Carolina National Bank	8.00%	8.00%	12.00%

Actual Ratios at December 31, 2012
Coastal Carolina National Bank	13.47%	21.81%	23.07%
Consolidated	14.10%	23.00%	24.26%

Actual Ratios at December 31, 2011
Coastal Carolina National Bank	14.14%	24.64%	25.89%
Consolidated	14.87%	26.16%	27.42%

We believe that our capital is sufficient to fund the activities of the Bank and will support the rate of asset growth anticipated in the future.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2012 and 2011. Since our inception, we have not paid cash dividends.

	2012	2011

Return (loss) on average assets	0.1%	(1.5)%

Return (loss) on average equity	0.5%	(9.0)%

Average equity to average assets ratio	14.7%	16.8%

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

Off-Balance Sheet Arrangements

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

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The Company had no issued standby letters of credit outstanding at December 31, 2012 or 2011. Unfunded loan commitments totaled $10.7 million as of December 31, 2012 and $10.1 million as of December 31, 2011.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Coastal Carolina Bancshares, Inc.

Myrtle Beach, South Carolina

We have audited the accompanying consolidated balance sheets of Coastal Carolina Bancshares, Inc. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coastal Carolina Bancshares, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 28, 2013

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets
Cash and non-interest due from banks	$1,191,971	$1,023,828
Federal funds sold	2,104,238	824,978
Interest-bearing bank deposits	10,990,700	9,471,498

Total cash and cash equivalents	14,286,909	11,320,304
Securities available for sale	23,344,988	29,507,235
Federal Reserve Bank stock	404,800	394,050
Federal Home Loan Bank stock	140,400	183,800
Loans held for sale	1,930,811	888,750
Loans receivable	61,524,542	52,639,397
Deferred loan fees, net	(118,141)	(132,311)
Allowance for loan losses	(1,013,314)	(1,091,877)

Loans, net	60,393,087	51,415,209
Premises and equipment, net	654,481	246,443
Accrued income and other assets	475,600	468,888

Total assets	$101,631,076	$94,424,679

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$6,112,228	$4,819,581
Interest checking	5,208,599	4,604,083
Money market	31,609,579	35,352,570
Savings	742,846	500,947
Certificates of deposit	42,823,987	34,500,228

Total deposits	86,497,239	79,777,409
Accrued expenses and other liabilities	648,146	561,446

Total liabilities	87,145,385	80,338,855

Commitments and contingencies (Note 16)

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 2,187,000 and 2,190,500 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	21,870	21,905
Additional paid-in capital	21,817,319	21,794,089
Unearned compensation, nonvested restricted stock	(5,834)	(44,583)
Retained deficit	(7,752,367)	(7,826,852)
Accumulated other comprehensive income	404,703	141,265

Total shareholders’ equity	14,485,691	14,085,824

Total liabilities and shareholders’ equity	$101,631,076	$94,424,679

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2012	2011

Interest income
Loans, including fees	$3,309,435	$2,252,574
Federal funds sold and interest-bearing bank deposits	43,918	88,603
Securities	542,146	831,794
Federal Reserve & Federal Home Loan stock dividend	26,636	25,834

Total interest income	3,922,135	3,198,805
Interest expense
Deposits:
Interest checking	33,440	40,409
Money market and savings	232,152	368,333
Certificates of deposit < $100,000	138,768	136,372
Certificates of deposit ≥ $100,000	295,964	287,707
Other borrowings	24	196

Total interest expense	700,348	833,017

Net interest income before provision for loan losses	3,221,787	2,365,788
Provision for loan losses	27,214	659,127

Net interest income after provision for loan losses	3,194,573	1,706,661
Noninterest income
Service charges on deposits	43,834	47,369
Gain on sale of loans	209,423	17,364
Gain on sale of investment securities	277,436	340,203
ATM, debit, and merchant fees	24,771	18,044
Other	27,041	20,583

Total noninterest income	582,505	443,563
Noninterest expense
Salaries and employee benefits	2,093,596	2,061,707
Data processing	362,945	326,072
Professional services	214,295	218,111
Occupancy and equipment	440,387	358,544
Marketing and business development	165,206	142,576
Shareholder communications	58,876	39,019
Postage and supplies	40,598	39,770
Corporate insurance	28,648	25,849
Telecommunications	20,202	21,217
FDIC insurance and regulatory assessments	127,172	117,406
Other	147,192	78,117

Total noninterest expense	3,699,117	3,428,388
Income (loss) before income taxes	77,961	(1,278,164)
Income taxes	3,476	-

Net income (loss)	$74,485	$(1,278,164)

Other comprehensive income:
Net change in unrealized gains on securities available for sale	$431,865	$796,881
Reclassification of securities gains recognized in net income (loss)	(277,436)	(340,203)
Tax effect	109,009	29,419

Total other comprehensive income	263,438	486,097

Comprehensive income (loss)	$337,923	$(792,067)

Earnings (loss) per share

Basic and diluted earnings (loss) per share	$0.03	$(0.58)

Average shares outstanding	2,188,359	2,189,899

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Unearned Compensation Nonvested	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Income (Loss)	Equity

December 31, 2010	2,185,000	$21,850	$21,667,958	$(25,000)	$(6,548,688)	$(344,832)	$14,771,288
Net loss	-	-	-	-	(1,278,164)	-	(1,278,164)
Change in unrealized gains on securities, net	-	-	-	-	-	486,097	486,097
Organizer/founder warrants	-	-	16,488	-	-	-	16,488
Stock-based compensation expense	-	-	48,587	41,528	-	-	90,115
Restricted Stock	5,500	55	61,056	(61,111)	-	-	-

December 31, 2011	2,190,500	$21,905	$21,794,089	$(44,583)	$(7,826,852)	$141,265	$14,085,824

December 31, 2011	2,190,500	$21,905	$21,794,089	$(44,583)	$(7,826,852)	$141,265	$14,085,824
Net income	-	-	-	-	74,485	-	74,485
Change in unrealized gains							-
on securities, net	-	-	-	-	-	263,438	263,438
Organizer/founder warrants	-	-	6,870	-	-	-	6,870
Stock-based compensation expense	-	-	28,825	26,249	-	-	55,074
Restricted Stock	(3,500)	(35)	(12,465)	12,500	-	-	-

December 31, 2012	2,187,000	$21,870	$21,817,319	$(5,834)	$(7,752,367)	$404,703	$14,485,691

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011

Operating activities
Net income (loss)	$74,485	$(1,278,164)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	27,214	659,127
Increase (decrease) in deferred loan fees, net	(14,170)	58,459
Gains on sale of loans held for sale	(209,423)	(17,364)
Origination of loans held for sale, net	(12,651,630)	(1,576,778)
Proceeds from sale of loans held for sale	11,818,992	1,045,393
Premium amortization and discount accretion on securities, net	412,751	352,755
Securities gains, net	(277,436)	(340,203)
Depreciation and amortization expense	87,426	117,539
Stock-based compensation expense	61,944	106,603
Decrease (increase) in accrued interest receivable	9,040	(62,037)
Decrease in accrued interest payable	(7,542)	(4,481)
Decrease (increase) in other assets	(15,753)	36,117
Increase (decrease) in other liabilities	(74,185)	47,481

Net cash used in operating activities	(758,287)	(855,553)

Investing activities
Net increase in loans	(8,990,922)	(29,338,709)
Purchases of securities available for sale	(13,369,599)	(30,029,347)
Proceeds from paydowns of securities available for sale	4,413,320	3,705,617
Proceeds from sales of securities available for sale	15,415,077	26,306,134
Redemption (purchase) of Federal Reserve Bank stock	(10,750)	62,250
Redemption (purchase) of Federal Home Loan Bank stock	43,400	(183,800)
Purchases of premises and equipment	(495,464)	(30,431)

Net cash used in investing activities	(2,994,938)	(29,508,286)

Financing activities
Net increase (decrease) in demand deposits, interest-bearing transaction accounts and savings accounts	(1,603,929)	13,349,269
Net increase in certificates of deposit	8,323,759	9,741,024

Net cash provided by financing activities	6,719,830	23,090,293

Net increase (decrease) in cash and cash equivalents	2,966,605	(7,273,546)

Cash and cash equivalents, beginning of period	11,320,304	18,593,850

Cash and cash equivalents, end of period	$14,286,909	$11,320,304

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	$707,889	$837,498

See accompanying notes to consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

Organization – On February 28, 2008, Coastal Carolina Bancshares, Inc. (the Company) was incorporated to act as the holding company for Coastal Carolina National Bank (the Bank). The Bank began banking operations on June 8, 2009. The principal business activity of the Bank is to provide banking services to domestic markets, principally in Horry County South Carolina. The Bank is a nationally-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation.

Basis of Presentation – The accompanying financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company places its deposits and correspondent accounts with and sells its federal funds to high-quality institutions. As of December 31, 2012, the Company had on deposit $3.5 million, or 23.97% of the Company’s shareholders’ equity, with its primary correspondent bank. This amount includes both interest bearing and non-interest bearing deposits. Management believes credit risk associated with its primary and other correspondent banks is not significant based on an evaluation of their financial statements and general knowledge of their operations.

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

Nonmarketable equity securities without a readily determinable fair value are reported at cost. As of December 31, 2012, nonmarketable equity securities include the Bank’s investment in Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

Conforming fixed-rate residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to generally sell all of the production of these loans. Other types of loans may either be held for investment purposes, sold, or securitized. Loans originated for portfolio that are subsequently transferred to held for sale based on management’s decision to sell are transferred at the lower of cost or fair value. Write-downs of the loans’ carrying value attributable to credit quality are charged to the allowance for loan losses while write-downs attributable to interest rates are charged to noninterest income. As of December 31, 2012 and 2011, the Bank had $1.9 million and $888,750, respectively, in loans held for sale.

Interest income is recognized on an accrual basis. A portion of loan origination fees and certain direct costs are recognized initially when the loan closes based on an estimate of the time spent by employees to originate the loan. The remaining amounts and unearned discounts are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees are recognized as fee income when earned. The determination to discontinue the accrual of interest is based on a review of each loan. Generally, accrual of interest is discontinued on loans 90 days past due or when deemed not collectible in full as to principal or interest unless in management’s opinion collection of both principal and interest is assured by way of collateralization, guarantees or other security and the loan is in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower’s payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. With the ultimate collectability of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are recorded as recoveries of any amounts previously charged off, and then to interest income to the extent any interest has been foregone.

Allowance for Loan Losses – The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Foreclosed Real Estate – Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less estimated selling costs at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As of December 31, 2012 and 2011, the Company had no foreclosed real estate.

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

The Company believes its loss position may adversely impact its ability to recognize the full benefit of its deferred tax asset. Therefore, the Company currently has placed a valuation allowance for its full deferred tax asset. As of December 31, 2012, the deferred tax asset totaled $2,631,365.

Comprehensive Income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). However, certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss).

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options, restricted stock, and warrants.

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that affect the Company’s accounting, reporting, and disclosure of financial information:

Disclosures about Troubled Debt Restructurings (“TDRs” required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company’s TDR determinations. Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB finalizes its conclusions regarding future requirements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – Cash and Cash Equivalents

As of December 31, 2012, cash and cash equivalents totaled $14.3 million and consisted of $1.2 million in cash and noninterest-bearing deposits with other banks, $11 million in interest-bearing deposits in other banks, and $2.1 million in federal funds sold. Interest-bearing deposits in other banks included $3.9 million in CDs invested at other banks that carry a weighted average rate of 0.63% with maturities between 1 and 15 months. Also included is $5.9 million at the Federal Reserve and $1.1 million in money market deposit accounts. These balances allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 3 – Securities

The fair value of the Bank’s securities available for sale totaled $23.3 million and $29.5 million as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Bank’s securities consisted of a U.S. Government Agency Bond issued by the Federal National Mortgage Association (“FNMA”), city and county issued municipal bonds, mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), and collateralized mortgage obligations issued by the Government National Mortgage Association (“GNMA”), summarized as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Small Business Administration (SBA) bonds	$4,196,833	$70,202	$-	$4,267,035
Mortgage-backed securities (MBSs)	14,137,026	420,491	(12,591)	14,544,926
Collateralized mortgage obligations (CMOs)	2,395,970	52,133	-	2,448,103
Municipal bonds	1,951,711	133,213	-	2,084,924

Total securities available for sale	$22,681,540	$676,039	$(12,591)	$23,344,988

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government-sponsored enterprises	$2,000,000	$1,408	$-	$2,001,408
Mortgage-backed securities (MBSs)	21,245,677	145,690	(32,083)	21,359,284
Collateralized mortgage obligations (CMOs)	2,861,013	30,088	-	2,891,101
Municipal bonds	3,168,963	86,479	-	3,255,442

Total securities available for sale	$29,275,653	$263,665	$(32,083)	$29,507,235

The contractual maturity distribution of the Bank’s securities portfolio at December 31, 2012 are summarized below. Actual maturities may differ from contractual maturities shown below since issuers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities Available For Sale
	Amortized Cost	Fair Value

Due after five years but within ten years	$4,570,094	$4,624,088
Due after ten years	18,111,446	18,720,900

Total (1)	$22,681,540	$23,344,988

(1)  Maturities estimated based on average life of security.

At December 31, 2012 and 2011, the Bank also owned Federal Reserve Bank (“FRB”) stock with a cost of $404,800 and $394,050, respectively, with a yield of 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity decreases due to losses, the amount of FRB stock may also decrease quarterly.

At December 31, 2012, and 2011, the Bank owned $140,400 and $183,800 in Federal Home Loan Bank (“FHLB”) stock, respectively. Stock ownership is a requirement of membership. The amount of FHLB stock held is based on total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. Dividends received on FHLB stock are subject to change quarterly. In 2012, the yield was 1.65%.

Securities pledged to secure public deposits had amortized carrying costs of $10.3 million and market value of $10.6 million at December 31, 2012. At December 31, 2011, securities pledged to secure public deposits had amortized carrying costs of $6.3 million and market value of $6.3 million.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Gross gains and losses recognized on the sale of securities in 2012 and 2011 are summarized as follows:

	For the Calendar Year
	2012	2011

Gross gains	$305,703	$340,203
Gross losses	(28,267)	-

Net gains	$277,436	$340,203

There were no write-downs for other-than-temporary declines in the fair value of debt securities in 2012 or 2011. The following table summarizes the unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

	December 31, 2012

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$2,983,563	$(12,591)	$-	$-	$2,983,563	$(12,591)

Total temporarily impaired securities	$2,983,563	$(12,591)	$-	$-	$2,983,563	$(12,591)

	December 31, 2011

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$10,734,122	$(32,083)	$-	$-	$10,734,122	$(32,083)

Total temporarily impaired securities	$10,734,122	$(32,083)	$-	$-	$10,734,122	$(32,083)

Note 4 – Loans

The composition of the loan portfolio is based on the purpose of the loan and is summarized as follows:

	December 31,
	2012	2011

Construction and land development	$6,671,055	$4,875,191
Real estate - mortgage	18,821,345	19,628,339
Real estate - other	29,890,399	21,783,860
Commercial and industrial	2,670,875	4,437,718
Consumer and other	3,470,868	1,914,289

Gross loans	61,524,542	52,639,397
Allowance for loan losses	(1,013,314)	(1,091,877)
Deferred loan fees, net	(118,141)	(132,311)

Total loans, net	$60,393,087	$51,415,209

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Non-performing loans, including losses with loan grades of Substandard, Doubtful, or worse, and including past due loans and loans on non-accrual are evaluated separately. Impaired loans and non-performing loans can require higher loan loss reserves. If a loan is individually evaluated and identified as impaired, it is measured by using one of three methods; either the fair value of the collateral less costs to sell, present value of expected future cash flows discounted at the loan’s effective interest rate, or observable market price of the loan. Management chooses a method on a loan-by-loan basis depending on which information is available. Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from the estimates.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at December 31, 2012 and 2011.

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2012

	Construction and Land Development	Real Estate 1-4 Family	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877
Charge-offs	(37,277)	-	(49,820)	-	(18,680)	-	(105,777)
Recoveries	-	-	-	-	-	-	-
Provisions	43,472	(18,195)	9,890	(32,017)	14,204	9,860	27,214

Ending Balance	$70,365	$195,514	$660,230	$45,106	$30,551	$11,548	$1,013,314

Ending Balances:
Individually evaluated for impairment	$-	$-	$195,768	$-	$-	$-	$195,768

Collectively evaluated for impairment	$70,365	$195,514	$464,462	$45,106	$30,551	$11,548	$817,546

Loans receivable:
Ending balance - total	$6,671,055	$18,821,345	$29,890,399	$2,670,875	$3,470,868		$61,524,542

Ending Balances:
Individually evaluated for impairment	$-	$-	$1,147,143	$-	$-		$1,147,143

Collectively evaluated for impairment	$6,671,055	$18,821,345	$28,743,256	$2,670,875	$3,470,868		$60,377,399

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Year Ended December 31, 2011

	Construction and Land Development	Real Estate Mortgage	Real Estate Other	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$92,265	$79,048	$185,062	$14,981	$2,112	$59,282	$432,750
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	(28,095)	134,661	515,098	62,142	32,915	(57,594)	659,127

Ending Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877

Ending Balances:
Individually evaluated for impairment	$6,784	$21,446	$137,282	$-	$21,787	$-	$187,299

Collectively evaluated for impairment	$57,386	$192,263	$562,878	$77,123	$13,240	$1,688	$904,578

Loans receivable:
Ending balance - total	$4,875,191	$19,628,339	$21,783,860	$4,437,718	$1,914,289		$52,639,397

Ending Balances:
Individually evaluated for impairment	$120,384	$166,117	$390,282	$-	$21,787		$698,570

Collectively evaluated for impairment	$4,754,807	$19,462,222	$21,393,578	$4,437,718	$1,892,502		$51,940,827

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of December 31, 2012, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Credit Quality and Non-Performing Loans

Generally, the first indication of the non-performance of a loan is a missed payment. Thus, one of the adverse indicators used in monitoring the credit quality of a loan is the past due status of the loan payments. As of December 31, 2012, loans past due totaled $271,150, of which $160,000 was past due greater than 90 days. As of December 31, 2011, loans past due totaled $427,559, of which $37,277 was past due greater than 90 days.

Below are tables that present the past due status of loans receivable as of December 31, 2012 and 2011.

December 31, 2012

	30 - 59 Days Past Due	60 - 89 Days Past Due	Nonaccrual	Current	Total Loans	Past Due > 90 Days and Accruing

Construction/Land development	$-	$-	$-	$6,671,055	$6,671,055	$-
Real estate - mortgage	-	-	160,000	18,661,345	18,821,345	-
Real estate - other	62,479	40,967	-	29,786,953	29,890,399	-
Commercial and industrial	7,704	-	-	2,663,171	2,670,875	-
Consumer and other	-	-	-	3,470,868	3,470,868	-

Total	$70,183	$40,967	$160,000	$61,253,392	$61,524,542	$-

December 31, 2011

	30 - 59 Days Past Due	60 - 89 Days Past Due	Nonaccrual	Current	Total Loans	Past Due > 90 Days and Accruing

Construction/Land development	$-	$-	$120,384	$4,754,807	$4,875,191	$-
Real estate - mortgage	-	-	166,117	19,462,222	19,628,339	-
Real estate - other	-	-	390,282	21,393,578	21,783,860	-
Commercial and industrial	-	-	-	4,437,718	4,437,718	-
Consumer and other	-	-	21,787	1,892,502	1,914,289	-

Total	$-	$-	$698,570	$51,940,827	$52,639,397	$-

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Below is a table presenting information regarding nonaccrual loans at December 31, 2012 and 2011.

Non-Accrual Loans

	December 31,
	2012	2011

Construction/Land development	$-	$120,384
Real estate - mortgage	160,000	166,117
Real estate - other	-	390,282
Commercial and industrial	-	-
Consumer and other	-	21,787

Total	$160,000	$698,570

At December 31, 2012, the Bank had one loan totaling $160,000 in non-accrual status. At December 31, 2011, the Bank had five loans in non-accrual status totaling $698,570. The Bank did not have any loans past due 90 days and still accruing as of December 31, 2012 and 2011.

Loans are assigned a credit risk grade upon their origination. Loans are monitored for non-performance and may be downgraded to reflect adverse conditions that might affect collectability. Heightened risk characteristics include a history of poor payment performance, poor financial performance, as well as the potential for adverse earnings impact from deteriorating collateral values. The Bank had $2,564,549 and $3,337,162 in loans classified as Substandard or worse as of December 31, 2012 and 2011, respectively.

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

—

Acceptable credits are those that perform relatively close to expectations with adequate evidence the borrower is generating adequate cash flows to service the debt. Borrowers have good debt coverage and capacity, average liquidity and net worth, and operate in industries that exhibit good trends.

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

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Credit risk grades within the loan portfolio as of December 31, 2012 and 2011 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans

	December 31, 2012			December 31, 2011
	Commercial	Commercial Real Estate Construction	Commercial Real Estate	Commercial	Commercial Real Estate Construction	Commercial Real Estate

Prime	$546,677	$-	$-	$425,000	$-	$-
Good	-	-	-	2,000,000	-	-
Acceptable	560,448	205,396	6,660,714	245,490	1,978,000	11,296,180
Acceptable with care	1,440,387	4,250,177	19,852,022	1,567,228	1,231,118	14,120,577
Special mention	8,095	-	962,830	-	-	1,400,143
Substandard assets	115,268	-	2,414,833	200,000	120,384	2,868,874
Doubtful assets	-	-	-	-	-	-
Loss assets	-	-	-	-	-	-

Total	$2,670,875	$4,455,573	$29,890,399	$4,437,718	$3,329,502	$29,685,774

Credit Risk Profile of Residential Loans

	December 31, 2012				December 31, 2011
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction

Prime	$-	$-	$-	$-	$-	$-	$-	$-
Good	172,168	-	-	-	174,479	-	-	-
Acceptable	15,326,704	2,215,482	-	-	11,983,976	1,545,689	-	-
Acceptable with care	2,723,410	-	-	-	798,489	-	-	-
Special mention	564,615	-	-	-	183,162	-	-	-
Substandard assets	34,448	-	-	-	166,117	-	-	-
Doubtful assets	-	-	-	-	-	-	-	-
Loss assets	-	-	-	-	-	-	-	-

Total	$18,821,345	$2,215,482	$-	$-	$13,306,223	$1,545,689	$-	$-

Credit Risk Profile of Consumer Loans

	December 31, 2012		December 31, 2011
	Consumer - Auto	Consumer - Other	Consumer - Auto	Consumer - Other

Prime	$-	$213,556	$-	$224,075
Good	8,214	6,835	20,795	-
Acceptable	19,764	3,195,705	27,013	19,456
Acceptable with care	-	14,754	-	6,791
Special mention	11,590	450	14,574	-
Substandard assets	-	-	-	21,787
Doubtful assets	-	-	-	-
Loss assets	-	-	-	-

Total	$39,568	$3,431,300	$62,382	$272,109

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Impaired loans totaled $1,147,143 and $698,570 as of December 31, 2012 and 2011, respectively, and for 2011, were represented by loans on non-accrual. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the years ended December 31, 2012 and 2011.

Impaired Loans
As of and For the Year Ended December 31, 2012

	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized

With no related allowance recorded:	$-	$-	$-	$-	$-

With an allowance recorded:
Construction and land development	-	-	-	-	-
Real estate - mortgage	-	-	-	-	-
Real estate - other	1,147,143	1,147,143	1,038,314	195,768	81,847
Commercial and industrial	-	-	-	-	-
Consumer loans to individuals	-	-	-	-	-

Total:	$1,147,143	$1,147,143	$1,038,314	$195,768	$81,847

Impaired Loans
As of and For the Year Ended December 31, 2011

	Outstanding Principal Balance	Recorded Investment	Average Recorded Investment	Related Allowance	Interest Income Recognized

With no related allowance recorded:	$-	$-	$-	$-	$-

With an allowance recorded:
Construction and land development	120,384	120,384	126,737	6,784	-
Real estate - mortgage	166,117	166,117	131,623	21,446	7,487
Real estate - other	390,282	390,282	390,283	137,282	-
Commercial and industrial	-	-	-	-	-
Consumer loans to individuals	21,787	21,787	23,741	21,787	-

Total:	$698,570	$698,570	$672,384	$187,299	$7,487

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. As of December 31, 2012, the bank has one loan that qualify as troubled debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of December 31, 2012 and 2011.

December 31, 2012

	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted

Construction and land development	-	$-	$-	-	$-
Real estate - mortgage	-	-	-	-	-
Real estate - other	1	1,150,228	1,147,143	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-

Total	1	$1,150,228	$1,147,143	-	$-

December 31, 2011

	Number of Loans	Pre-modification Outstanding Balances	Post-modification Outstanding Balances	Number of Loans that Subsequently Defaulted	Balances of Loans that Subsequently Defaulted

Construction and land development	2	$137,426	$120,384	1	$37,277
Real estate - mortgage	1	155,352	166,117	-	-
Real estate - other	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	1	27,446	21,787	-	-

Total	4	$320,224	$308,288	1	$37,277

The restructured loan outstanding at December 31, 2012 was modified with an extended interest only period during 2012. All four restructured loans reported as outstanding as of December 31, 2011 were resolved during 2012. Two of the loans were paid off, while the other two loans were charged off. Three of the restructured loans at December 31, 2011 had modified payment terms based on an extension of the term. The consumer restructured loan involved an increased loan balance resulting in modified payment terms.

As of December 31, 2012, management was not aware of any additional loans that were not already considered for impairment or categorized as impaired or non-accrual.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 5 – Premises and Equipment

The composition of premises and equipment is summarized as follows:

	December 31,
	2012	2011

Furniture, fixtures, and equipment	$360,560	$354,836
Computer software	210,816	210,816
Leasehold improvements	134,359	134,359
Automobiles	-	38,915
Construction and FF&E in process	513,450	21,008

Total premises and equipment	1,219,185	759,934
Accumulated depreciation and amortization	(564,704)	(513,491)

Premises and equipment, net	$654,481	$246,443

As of December 31, 2012, construction in process consisted of renovations to a building to become the new corporate headquarters and a new branch location. In addition, certain furniture and equipment purchased for the two locations and not placed in service is included. Estimated additional costs to complete construction as of December 31, 2012 totaled $714,000. Construction and all associated construction costs are anticipated to be completed and placed into service during the first quarter of 2013.

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $87,426 and $117,539, respectively.

Note 6 – Leases

On November 1, 2007, the Company entered into a lease for a banking facility in Myrtle Beach, South Carolina from an entity affiliated with a director. The term of the initial lease was for three years with four one-year renewal options. Rent increases three percent each renewal period. The lease was amended on February 12, 2008, making adjustments for the rent leading up to the opening of the branch and thereafter. The first and second extension options were exercised for the period of November 2010 through October 2012. The Company did not enter into a third extension option and began leasing the property in November 2012 on a month-to-month basis temporarily, as allowed per the contract. Rental expense for the years ended December 31, 2012 and 2011 was $170,434 and $166,297, respectively. Future minimum lease payments anticipated under the lease are $28,406 in January and February 2013.

On July 28, 2012, the Company entered into a lease for a new banking and headquarters facility in Myrtle Beach, South Carolina. The initial term of the lease began on November 1, 2012 and was for ten years with three five-year renewal options. The first rent increase begins January 1, 2014 by 2% and annually thereafter by 2%. Rental expense for the year ended December 31, 2012 was $37,978. Future minimum lease payments anticipated under the lease are $2,449,725 for the initial ten year term.

On July 20, 2012, the Company entered into a lease for a new banking branch facility in Garden City, South Carolina. The initial terms of the lease began on September 1, 2012 for ten years with two five-year renewal options. Periodic rent increases every two years were pre-scheduled for the initial term. Rental expense for the year ended December 31, 2012 was $18,166. Future minimum lease expense anticipated under the initial term of the lease is $417,834.

Future minimum lease payments, excluding any renewal options for all leases, are summarized as follows:

2013	$299,876
2014	276,027
2015	280,676
2016	285,417
2017	290,254
Thereafter	1,463,715

$2,895,965

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 7 – Deposits

The composition of deposits is summarized as follows:

	December 31, 2012	Percentage of Total

Noninterest bearing demand	$6,112,228	7.1%
Interest checking	5,208,599	6.0
Money market	31,609,579	36.5
Savings	742,846	0.9
Certificates of deposit < $100,000	11,415,022	13.2
Certificates deposit ≥ $100,000	31,408,965	36.3

Total deposits	$86,497,239	100.0%

Certificates of deposit with denominations of $100,000 or more totaled $31.4 million and $23.9 million at December 31, 2012 and 2011, respectively. The Company has no brokered deposits.

At December 31, 2012, the scheduled maturities of all certificates of deposit are as follows:

Maturing in:	December 31, 2012
2013	$29,581,764
2014	8,745,968
2015	3,419,237
2016	785,166
2017	291,852

Total certificates of deposit	$42,823,987

Note 8 – Related Party Transactions

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2012 and 2011, these persons and firms were indebted to the Company in the aggregate amount of $689,765 and $983,345, respectively.

Related party loan transactions for the years 2012 and 2011 are summarized below:

	For the Calendar Year
	2012	2011

Balance, beginning of year	$983,345	$608,514
Advances	340,016	605,547
Repayments	(633,596)	(230,716)

Balance, end of year	$689,765	$983,345

Deposits from directors and executive officers and their related interests totaled $6,438,723 and $5,319,719 at December 31, 2012 and 2011, respectively.

The Company has entered into a lease agreement, as described in Note 6, to lease a building from a company in which one of our directors served on the lessor’s board of directors. During 2012, this director’s tenure on that Board expired. Note 6 details the amount of lease payments made under that lease agreement in 2012 and in previous years, as well as payments obligated to be made in the future.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of our directors. The Company incurred marketing and public relations fees of $123,024 and $121,380 for services rendered by the firm for the years ended December 31, 2012 and 2011, respectively. The Company anticipates paying additional sums to that firm during 2013.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company engaged a law firm for general legal counsel in 2012 and 2011. One of our directors is a shareholder with that firm. The Company incurred legal fees of $17,183 and $8,437 for services rendered by the firm for the years ended December 31, 2012 and 2011, respectively. The Company anticipates paying additional sums to that firm during 2013.

Note 9 – Lines of Credit

As of December 31, 2012, the Company had unused lines of credit to purchase federal funds from correspondent banks totaling $8.0 million. These lines of credit are available on a one to fifteen-day basis for general corporate purposes. All of the lines do not contain maturity terms, and are subject to be withdrawn by the offering correspondent institution at their discretion. If borrowed upon, the lines of credit would be unsecured. The lines of credit available at December 31, 2012 were as follows:

Correspondent Bank	Commitment	Balance Outstanding

CenterState Bank	$3,000,000	$-
South Carolina Bank & Trust	2,000,000	-
SunTrust Bank	3,000,000	-

	$8,000,000	$-

The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 10% of the Bank’s total assets, which totaled $9,880,000 as of December 31, 2012. As of December 31, 2012, the Bank had no borrowings on this line.

Note 10 – Shareholders’ Equity

The Company has the authority to issue up to 50 million shares of common stock with a par value of $.01 per share. As of December 31, 2012, common shares issued and outstanding totaled 2,187,000. In addition, the Company has the authority to issue up to 10 million shares of preferred stock with a par value $.01 per share. As of December 31, 2012, no preferred shares were issued and outstanding.

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

Note 11 – Employee Benefit Plan

In 2010, the Company introduced a 401(k) defined contribution plan available to all employees to participate in at their discretion. Contributions to the plan charged to expense totaled $15,890 and $16,142 for the years ended December 31, 2012 and 2011, respectively.

Note 12 – Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the Board) on June 3, 2009. Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and restricted stock awards. The Board reserved 161,778 shares of common stock for issuance under the stock incentive plan. Through December 31, 2012, there are 50,000 of stock options, net of forfeitures, that have been issued and not exercised, and there are 7,000 shares of restricted stock, net of forfeitures, of which 5,500 vested in 2012 and 1,500 remain unvested. As of December 31, 2012 and 2011, 104,778 shares and 54,338 shares, respectively, were available for future issuance. The Company recognized stock-based compensation costs related to stock options and restricted stock awards of $55,075 and $90,115 for the year ended December 31, 2012 and 2011, respectively.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Stock options – The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options vest ratably at 20% per year for 5 years, and have a 10-year contractual term. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.

In June 2009, stock options totaling 121,940 were issued to three employees. In 2010 and 2011, two employees forfeited their options upon their departure for a combined total of 50,000 shares. The third employee forfeited his 71,940 shares upon his departure in 2012. A second stock option issuance occurred in February 2011 totaling 25,000 between two employees. A third stock option issuance occurred in March 2012 totaling 25,000 for one employee. Total options outstanding and not exercised are 50,000 as of December 31, 2012, of which 5,000 are vested. There have been no options exercised.

The following table presents a summary of the stock option activity for the years ended December 31, 2012 and 2011.

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price

Outstanding at December 31, 2010	71,940	$2.29	$10.00
Granted	25,000	2.24	10.00
Exercised	-	-	-
Forfeited	-	-	-

Outstanding at December 31, 2011	96,940	$2.28	$10.00

Options Exercisable as of December 31, 2011	28,776

Outstanding at December 31, 2011	96,940	$2.28	$10.00
Granted	25,000	1.29	10.00
Exercised	-	-	-
Forfeited	(71,940)	2.28	-

Outstanding at December 31, 2012	50,000	$1.77	$10.00

Options Exercisable as of December 31, 2012	5,000

The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant date	June 8, 2009	February 23, 2011	March 20, 2012
Total number of options granted	121,940	25,000	25,000
Expected volatility	7.40%	7.40%	25.00%
Expected term	7 years	7 years	7 years
Expected dividend	0.00%	0.00%	0.00%
Risk-free rate	3.60%	3.49%	2.00%
Grant date fair value	$2.29	$2.24	$1.29

In 2009 and 2011, since the Bank had little to no historical stock activity, the expected volatility was based on the historical volatility of similar banks that have a longer trading history. In 2012, the volatility was a measure of the change in book value per share from original issuance to March 30, 2012. The expected term represents the estimated average period of time that the options will remain outstanding. Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

As of December 31, 2012 and 2011, there was $36,581 and $60,174, respectively, of total unrecognized compensation cost related to the outstanding stock options that will be recognized over the remainder of their vesting schedule. There is no intrinsic value in these stock options as of December 31, 2012 and 2011, as the exercise price is greater than the last traded price of the Company’s common stock.

Restricted Stock Awards – A total of 12,500 restricted stock awards have been granted. The first grant of restricted stock awards occurred in June 2009, totaling 5,000 shares, with a vesting schedule of 36 months. In November 2009, another 1,000 restricted stock was awarded with a vesting schedule of 36 months. A third grant of 6,500 restricted stock awards was made in February 2011 with half of those shares vesting in 18 months and the remaining half vesting in 36 months. Five employees have forfeited a combined total of 5,500 restricted stock awards upon their voluntary departure from the Bank in 2010 and 2012. Another 5,500 restricted stock awards vested and were issued as stock in 2012. The compensation expense of all restricted stock awards is recognized over the vesting period of each grant.

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2010	5,000	$10.00
Granted	6,500	10.00
Forfeited	(1,000)	10.00

Outstanding at December 31, 2011	10,500	$10.00

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2011	10,500	$10.00
Granted	-	10.00
Vested	(5,500)
Forfeited	(3,500)	10.00

Outstanding at December 31, 2012	1,500	$10.00

As of December 31, 2012 and 2011, there was $5,833 and $44,583, respectively, of total unrecognized compensation cost related to the restricted stock awards that will be recognized over the remaining vesting schedules of the various grants.

Note 13 – Warrants

In recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 255,992 warrants to its Organizers and one Founder in June 2009. Of the amount granted, 231,992 warrants were vested immediately. The other 24,000 warrants were subject to an annual vesting schedule over 36 months and became fully vested in 2012. All warrants are exercisable at a price of $10.00 per share, the initial offering price, and expire June 8, 2019. There were 255,992 warrants outstanding at December 31, 2012 and 2011, with a weighted average grant date fair value for all outstanding warrants equal to $2.29.

Warrants Exercisable

Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

Organizer/founder warrants	$ 10.00	231,992	7.5	$ 10.00
Director warrants	$ 10.00	24,000	7.5	$ 10.00

Total		255,992

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Organizer warrants totaling 231,992 were immediately vested upon issuance. Of the 231,992 organizer/founder warrants, 64,547 were treated as compensatory with the fair market value of $147,814 charged to earnings in 2009. The remaining 167,445 organizer/founder warrants were investment warrants with the fair market value of $383,449, and were treated as a component of shareholders’ equity. The other 24,000 director warrants vest over three years. The Company recognized expense of $6,870 and $16,488 during the years ended December 31, 2012 and 2011, respectively, related to these director warrants. There is no further compensation costs anticipated related to the outstanding warrants.

Note 14 – Employment Contracts

The Company entered into a three year employment contract with the President and Chief Executive Officer, Laurence Bolchoz, March 20, 2012 and is subject to a one-year extension on the second anniversary and each subsequent anniversary of such date provided that our board of directors determines he has met the Company’s performance requirements and standards. As of March 22, 2013 the annual salary of the CEO is $210,000. He is eligible to receive salary increases as determined by the board of directors, performance bonuses, and additional equity based awards at the discretion of the board of directors. He will also be entitled to participate in retirement, health, dental, and other standard benefit plans and programs of the Company and the Bank applicable to employees generally or to senior executives. He will also be provided a cell phone, $650 per month automobile allowance, and use of the Bank’s Dunes Club membership.

On May 16, 2012, Coastal Carolina National Bank, the subsidiary of Coastal Carolina Bancshares, Inc. (the “Company”), entered into written employment agreements with Jeff Benjamin, Chief Credit Officer and Senior Vice President, and with Dawn Kinard, Chief Financial Officer and Senior Vice President. The initial term of both employment agreements is three years and expires May 16, 2015. The agreements automatically renew for successive one year terms unless either Party gives at least ninety days advance written notice of non-renewal.

The agreement for Mr. Benjamin reflects his current annual base salary of $139,000. Mr. Benjamin is eligible for an annual bonus incentive and is eligible annually to receive stock option awards, restricted stock, and/or other equity based compensation as determined by the Bank Board, in its sole discretion. He is also entitled to participate in standard benefit plans and programs of the Company and the Bank applicable to employees generally or to senior executives. He is entitled to a cell phone for business use or he may receive a monthly cell phone allowance of $50.

The agreement for Ms. Kinard reflects her current annual base salary of $139,000. She is eligible for an annual bonus incentive and is eligible annually to receive stock option awards, restricted stock, and/or other equity based compensation as determined by the Bank Board, in its sole discretion. She is also entitled to participate in standard benefit plans and programs of the Company and the Bank applicable to employees generally or to senior executives. Ms. Kinard is entitled to a cell phone for business use or may receive a monthly cell phone allowance of $50. The agreement also includes reimbursement for any costs Ms. Kinard incurs associated with successfully taking the CPA examination, including necessary classes, books, and the actual costs of the examination.

Note 15 – Income Taxes

Income tax expense (benefit) consisted of the following for the year ended December 31:

	For the Calendar Year
	2012	2011

Current:
Federal	$-	$-
State	3,476.00	-

Total current	3,476.00	-

Deferred income taxes	198,428	310,783

Income tax expense (benefit)	$201,904	$310,783

Income tax expense (benefit) is allocated as follows:
To continuing operations	$3,476	$-
To shareholders’ equity	198,428	310,783

Income tax expense (benefit)	$201,904	$310,783

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
Deferred tax assets:	2012	2011

Allowance for loan losses	$268,337	$314,650
Net operating loss carry forward	1,594,872	1,521,684
Organization and start-up expenses	604,023	656,931
Stock options and warrants	116,070	104,608
Tax credits	102,347	66,000
Unrealized loss on securities available for sale	-	-
Accrued bonuses	-	-
Other	19,719	14,094

Gross deferred tax assets	2,705,368	2,677,967
Valuation allowance	(2,631,365)	(2,594,647)

Net deferred tax assets	74,003	83,320

Deferred tax liabilities:
Unrealized gain on securities available for sale	288,745	90,317
Accumulated depreciation	23,994	35,089
Capitalized loan costs and fees, net	24,455	19,816
Prepaid expense	25,554	28,415

Total deferred tax liabilities	362,748	173,637

Net deferred tax asset (liability)	$(288,745)	$(90,317)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset or a portion of a deferred tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2012 and 2011, management has recorded a valuation allowance associated with continuing operations. Net deferred tax liabilities are recorded in other liabilities on the Company’s consolidated balance sheets.

The Company has net operating income for Federal income tax purposes of $4,671,370 as of December 31, 2012. This net operating loss begins to expire in the year 2029.

Tax returns for 2009 and subsequent years are subject to examination by taxing authorities.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	For the Calendar Year
	2012	2011

Tax benefit at Federal statutory rate	$26,506	$(434,576)
State income tax, net of federal income tax effect	2,294	-
Stock-based compensation	9,600	13,470
State tax credits	(37,620)	(33,000)
Valuation allowance	36,718	482,551
Tax-exempt interest	(37,600)	(30,136)
Other	3,578	1,691

Income tax expense	$3,476	$-

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

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised. The Company had no issued standby letters of credit outstanding at December 31, 2012 or 2011. Unfunded loan commitments totaled $10.7 million as of December 31, 2012 and $10.1 million as of December 31, 2011.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

December 31, 2012

	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3

Financial assets
Cash and due from banks	$1,191,971	$1,191,971	$1,191,971	$-	$-
Federal funds sold	2,104,238	2,104,238	2,104,238	-	-
Interest-bearing bank deposits	10,990,700	10,990,700	10,990,700	-	-
Securities available for sale	23,344,988	23,344,988	-	23,344,988	-
Federal Reserve Bank and Federal Home Loan Bank stock	545,200	545,200	-	-	545,200
Loans Held for Sale	1,930,811	1,930,811	-	1,930,811	-
Loans, net	60,393,087	61,293,507	-	-	61,293,507

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	43,673,252	43,673,252	-	43,673,252	-
Certificates of deposits	42,823,987	42,992,089	-	42,992,089	-

	Notional Amount	Estimated Fair Value

Commitments to extend credit	$10,663,082	$-

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2011

	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3

Financial assets
Cash and due from banks	$1,023,828	$1,023,828	$1,023,828	$-	$-
Federal funds sold	824,978	824,978	824,978	-	-
Interest-bearing bank deposits	9,471,498	9,471,498	9,471,498	-	-
Securities available for sale	29,507,235	29,507,235	-	29,507,235	-
Federal Reserve Bank and Federal Home Loan Bank stock	577,850	577,850	-	-	577,850
Loans Held for Sale	888,750	888,750	-	888,750	-
Loans, net	51,415,209	52,312,902	-	83,107	52,229,795

Financial liabilities
Demand deposits, interest-bearing transaction and savings accounts	45,277,181	45,277,181	-	45,277,181	-
Certificates of deposits	34,500,228	34,662,168	-	34,662,168	-

	Notional Amount	Estimated Fair Value

Commitments to extend credit	$10,063,247	$-

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

Assets Measured at Fair Value on a Recurring Basis.

Following is a description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring bases at December 31, 2012 and 2011, as well as the general classification of such instruments pursuant to the valuation hierarchy.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

The following table presents the fair value of assets evaluated on a recurring basis as of December 31, 2012 and 2011 by level within the hierarchy.

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Small Business Administration (SBA Bonds)	$-	$4,267,035	$-
Municipal Bonds	-	2,084,924	-
Collateralized Mortgage Obligations (CMOs)	-	2,448,103	-
Mortgage Backed Securities (MBS)	-	14,544,926	-
Total	$-	$23,344,988	$-
December 31, 2011
Government-Sponsored Enterprises	$-	$2,001,408	$-
Municipal Bonds	-	3,255,442	-
Collateralized Mortgage Obligations (CMOs)	-	2,891,101	-
Mortgage Backed Securities (MBS)	-	21,359,284	-
Total	$-	$29,507,235	$-

There were no other assets and no liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011.

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

Impaired Loans

A loan is considered impaired when the full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. When the fair value of the collateral is based on an observable market price or current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents the fair value of assets evaluated on a nonrecurring basis as of December 31, 2012 and 2011.

		Quoted	Significant
		Market Price	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
	Value as of	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Loans held for sale	$1,930,811	$-	$1,930,811	$-
Impaired Loans:
Construction and land development	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - other	1,147,143	-	-	1,147,143
Commercial and industrial	-	-	-	-
Consumer loans to individuals	-	-	-	-

Total	$3,077,954	$-	$1,930,811	$1,147,143

December 31, 2011
Loans held for sale	$888,750	$-	$888,750	$-
Impaired Loans:
Construction and land development	120,384	-	83,107	37,277
Real estate - mortgage	166,117	-	-	166,117
Real estate - other	390,282	-	-	390,282
Commercial and industrial	-	-	-	-
Consumer loans to individuals	21,787	-	-	21,787

Total	$1,587,320	$-	$971,857	$615,463

There were no other assets and no liabilities measured at fair value as of December 31, 2012 and 2011 on a nonrecurring basis.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012 and 2011.

	December 31, 2012	Valuation Techniques	Unobservable Inputs

Impaired loans
Real estate:
Real estate - other	$1,147,143	Discounted Cash Flows	Value requires significant management judgment or estimation

	December 31, 2011	Valuation Techniques	Unobservable Inputs

Impaired loans
Real estate:
Construction and land development	$37,277	Sales Comparison	Partial ownership of property

Real estate - mortgage	166,117	Discounted Cash Flows	Value requires significant management judgment or estimation
Real estate - other	390,282	Sales Comparison	Residential deed restrictions for commercial property
Consumer installment:
Consumer loans to individuals	21,787	Discounted Cash Flows	Unsecured

The impaired loan representing Real Estate – Other at December 31, 2012 is collateralized with first mortgages on multiple properties within Horry County, South Carolina. Impairment was determined based on the present value of cash flows from the modified terms, for which the borrower has reserved the right to accept, but has elected to pay under the original note terms. The loan was discounted at the original note rate of 7%.

The impaired loan representing Construction and Land Development at December 31, 2011, is collateralized with a 25% interest in real estate. The impaired loan was valued by applying a 50% discount to the appraised value of the full property, which used a sales comparison approach, followed by applying the pro-rata 25% ownership in the property. The valuation resulted in a full impairment of the loan balance. There is no observable market for selling the 25% interest in the property; therefore, this impaired loan is considered a Level 3 valuation.

The impaired loan representing Real Estate – Mortgage at December 31, 2011 is collateralized with a first mortgage on a single family dwelling in Georgetown County, South Carolina. The impaired loan was considered a troubled debt restructuring and impairment was determined by determining the present value of expected cash flow under the modified terms at a rate of 4.75% discounted using the original loan interest rate of 6.25%; therefore, the fair valuation is considered to be Level 3.

The impaired loan representing Real Estate – Other at December 31, 2011 is collateralized with property that has a deed restriction for residential use only. However, the property has been converted to, and used for commercial purposes for an extended period of time. The deed restriction for residential use and the commercial use of the property calls into question the marketability of the property and there are no observable market inputs for similar properties. Therefore, the fair valuation is considered to be Level 3. The valuation technique used was based on an appraisal of the property, based on sales comparisons for similar commercial properties, with a 10% discount applied.

The loan representing consumer loans at December 31, 2011 is unsecured and, therefore, has no collateral for which to observe market inputs. Therefore, it is considered a Level 3 valuation. The valuation was performed using a discounted cash flows model and resulted in a full impairment of the loan balance.

Note 18 – Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. Therefore, basic income (loss) per share and diluted earnings per share are reported to be the same.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

	For the
	Calendar Year
	2012	2011

Net income (loss) to common shareholders	$74,485	$(1,278,164)

Weighted-average number of common shares outstanding	2,188,359	2,189,899

Net income (loss) per share	$0.03	$(0.58)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The Bank had not received notification from the OCC categorizing it under the regulatory framework for prompt corrective action; however, management believes, as of December 31, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts (in thousands) and ratios as of December 31, 2012 and 2011, are presented in the following table:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
December 31, 2012	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage (1)
Coastal Carolina Bancshares, Inc.	$14,081	14.10%	$3,996	4.0%	N/A	N/A
Coastal Carolina National Bank	13,350	13.47%	3,966	4.0%	4,957	5.0%

Tier I Risk-based Capital (2)
Coastal Carolina Bancshares, Inc.	14,081	23.00%	2,448	4.0%	N/A	N/A
Coastal Carolina National Bank	13,350	21.81%	2,448	4.0%	3,673	6.0%

Total Risk-based Capital (3)
Coastal Carolina Bancshares, Inc.	14,849	24.26%	4,897	8.0%	N/A	N/A
Coastal Carolina National Bank	14,118	23.07%	4,897	8.0%	6,121	10.0%

December 31, 2011

Leverage (1)
Coastal Carolina Bancshares, Inc.	$13,945	14.87%	$3,750	4.0%	N/A	N/A
Coastal Carolina National Bank	13,135	14.14%	3,717	4.0%	4,646	5.0%

Tier I Risk-based Capital (2)
Coastal Carolina Bancshares, Inc.	13,945	26.16%	2,133	4.0%	N/A	N/A
Coastal Carolina National Bank	13,135	24.64%	2,133	4.0%	3,199	6.0%

Total Risk-based Capital (3)
Coastal Carolina Bancshares, Inc.	14,616	27.42%	4,265	8.0%	N/A	N/A
Coastal Carolina National Bank	13,805	25.89%	4,265	8.0%	5,331	10.0%

(1)	The leverage ratio reflects Tier I capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and servicing assets.

(2)	Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of servicing assets and certain equity investments in nonfinancial companies (principal investments).

(3)	Total risk-based capital is comprised of Tier I capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on available-for-sale equity securities.

Both the Tier I and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Note 20 – Condensed Financial Information on Coastal Carolina Bancshares, Inc. (Parent Company Only)

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows are as follows:

Condensed Balance Sheets

	December 31
	2012	2011

Assets
Interest-bearing bank deposits	$744,610	$823,360
Investment in bank subsidiary	13,754,773	13,276,298
Other assets	2,568	4,242

Total assets	$14,501,951	$14,103,900

Liabilities and Shareholders’ Equity
Liabilities
Accrued expenses and other liabilities	$16,260	$18,076

Total liabilities	$16,260	$18,076

Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 2,187,000 and 2,190,500 issued and outstanding at December 31, 2012 and 2011, respectively	21,870	21,905
Additional paid-in capital	21,817,319	21,794,089
Unearned compensation, nonvested restricted stock	(5,834)	(44,583)
Retained deficit	(7,752,367)	(7,826,852)
Accumulated other comprehensive income	404,703	141,265

Total shareholders’ equity	14,485,691	14,085,824

Total liabilities and shareholders’ equity	$14,501,951	$14,103,900

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Operations

	For the Calendar Year
	2012	2011

Interest income
Interest-bearing bank deposits	$5,031	$8,058

Total interest income	5,031	8,058

Noninterest expense
Professional services	23,098	20,310
Postage and supplies	85	1,761
Other	60,456	39,391

Total noninterest expense	83,639	61,462

Net loss before equity in loss of bank subsidiary	(78,608)	(53,404)

Equity in earnings (loss) of bank subsidiary	153,093	(1,224,760)
Income Tax	-	-

Net income (loss)	$74,485	$(1,278,164)

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	For the Calendar Year
	2012	2011

Operating activities
Net income	$74,485	$(1,278,164)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in loss of bank subsidiary	(153,093)	1,224,760
Decrease (increase) in accrued interest receivable	1,674	(1,145)
Increase (decrease) in other liabilities	(1,816)	10,602

Net cash used in operating activities	(78,750)	(43,947)

Net decrease in cash and cash equivalents	(78,750)	(43,947)

Cash and cash equivalents, beginning of period	823,360	867,307

Cash and cash equivalents, end of period	$744,610	$823,360

Noncash investing activities:
Stock-based compensation expensed at bank subsidiary	$61,944	$106,602

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

The Company moved its headquarters location from 2305 Oak Street to 1012 38th Avenue North on February 4, 2013 and discontinued the lease for the Oak Street property after February 2013.

COASTAL CAROLINA BANCSHARES, INC.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

COASTAL CAROLINA BANCSHARES, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding the Company’s directors and executive officers as of the date of this filing.

The Board is divided into three classes, each having approximately the same number of members, so that the terms of only approximately one-third of the board members will expire at each annual meeting. Each Class is subject to re-election for three year terms. Class I directors are currently serving a term that expires at the 2013 annual shareholders meeting. Class II directors are currently serving a term that expires at the 2014 annual meeting of shareholders. At the May 23, 2012 annual meeting of shareholders, Class III directors were elected to serve a three year term that expires at the 2015 annual meeting of shareholders.

Our Directors and their classes are:

Class I Robin W. Edwards Gary L. Hadwin Nelson L. Hardwick Douglas P. Wendel Carl O. Falk Frank A. Stewart	Class II William K. Bogache, M.D. Henrietta U. Golding Adair M. Graham, Jr. Marilyn B. Hatley W. John Laymon Andrew H. Lesnik Dennis T. Worley	Class III J. Egerton Burroughs Chester A. Duke Marsha W. Griffin Benjy A. Hardee L. Morgan Martin John L. Napier Dennis L. Wade

Each individual director has qualifications and skills that together as a whole create a strong and well-balanced board. The experience and qualifications of our directors and management include the following:

Jeff A. Benjamin of Myrtle Beach, SC, age 52, is the Chief Credit Officer and Senior Vice President of Coastal Carolina National Bank. Mr. Benjamin joined the company in March 2010 as Chief Credit Officer. Prior to joining the company Mr. Benjamin worked in a similar capacity in Spartanburg, SC for First National Bank of the South from 2007 to 2010. He was previously employed as Senior Vice President and Credit Administration Group Leader at Coastal Federal Bank for a decade, where he was responsible for credit risk management, collections and loan operations. He is a graduate of Presbyterian College with BS degrees in mathematics and accounting.

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

Laurence S. Bolchoz, Jr. of Myrtle Beach, SC, age 48, is the President and Chief Executive Officer of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Bolchoz joined the Company in March 2012 with more than 25 years of banking experience. Previously he was SVP, Grand Strand Market Executive for First Federal in Myrtle Beach, overseeing 20 financial centers in Horry and Georgetown Counties from 1998 to 2012. Prior to First Federal, Mr. Bolchoz was Vice President, Direct Lender at NationsBank, Myrtle Beach. Mr. Bolchoz is a graduate of Clemson University, the South Carolina Bankers School, and the ABA Stonier National Graduate School of Banking. He is a current board member of the South Carolina Bankers Association and is Chairman of the South Carolina Bankers School. His current community involvement includes serving as Chairman of the Metro Board of the YMCA of Costal Carolina, Finance Committee Chairman and past President of the Surfside Area Rotary Club, and Chairman of the St. Michaels School Board. He is the past Board Chairman of the Claire Chapin Epps Family YMCA.

J. Egerton Burroughs of Murrells Inlet, SC, age 66, is a director and Vice Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Burroughs is President of Burroughs Brothers Properties, a development company in Conway, SC, a position he has held since 1991. He is the past Chairman of

COASTAL CAROLINA BANCSHARES, INC.

the Board of Burroughs & Chapin Company, Inc., a real estate development company in Conway and Myrtle Beach. Mr. Burrough’s extensive business experience, and in-depth knowledge of the real estate industry, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

Chester A. Duke of Garden City, SC, age 73, is a director and the Chairman of the board of directors of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Duke was Vice Chairman of Anchor Bank of Myrtle Beach, SC from 1999 until he retired in 2000. Previously, he was Chairman, President and Chief Executive Officer of M&M Financial Corporation, parent company of First National South (a combination of Marion National Bank and Davis National Bank) and President of Marion National Investment Corporation. Mr. Duke served as President of Davis National Bank from 1974 to 1981 and of Marion National Bank from 1981 to 1994 when the two combined to form First National South. He has served on the board of directors of the Business Development Corporation of South Carolina for the past 18 years. In the past, he has served as President of both the Independent Bankers of South Carolina and the South Carolina Bankers Association. He served three years on the board of the Federal Reserve Bank of Richmond. He also has served 12 years on the board of directors of the South Carolina Jobs Economic Development Authority and the South Carolina State Museum board of directors. Mr. Duke’s extensive banking and directorial experience led the board to conclude that he should serve as a director.

Robin W. Edwards of Myrtle Beach, SC, age 76, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Ms. Edwards is retired. She currently serves as a member of the board of directors of the Coastal Educational Foundation, Coastal Carolina University, Conway, SC, and the Board of Visitors, Edwards College, Coastal Carolina University. She is a past member of the Nursing College Board and the Dental College Board of the Medical University of South Carolina, Charleston, SC. Ms. Edwards’ significant philanthropic involvement in the Myrtle Beach community led the board to conclude that she should serve as a director.

Carl O. Falk of Pawleys Island, SC, age 63, is a director of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Falk also serves as a member of the Audit/Compliance/Risk Management Committee, and is Chairman of the Corporate Compensation/Governance/Nominating Committee. Mr. Falk has been the managing partner of Falk Holdings, LLC since 2001. He currently serves as a member of the board of directors of the Coastal Carolina Educational Foundation, Brookgreen Gardens, Palmetto Family Council, Teach My People, and ETV Endowment of South Carolina. He is a past board member for the Lowcountry Foodbank, Habitat for Humanity (Georgetown County), Santee Cooper, and the South Carolina Policy Council. Mr. Falk’s strong ties to the Myrtle Beach community and business experience led the board to conclude that he should serve as a director.

Henrietta U. Golding of Myrtle Beach, SC, age 62, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Treasurer of Coastal Carolina National Bank. Since 2000, she has served as an attorney and shareholder with McNair Law Firm, P.A. She serves on the Board of Directors for the Myrtle Beach Economic Development Corporation and has been a Bar Examiner with the South Carolina Supreme Court for a number of years. She served on the Myrtle Beach Advisory Board of South Carolina National Bank and after its merger with Wachovia, the Wachovia Horry County Advisory board for a combined total of 27 years. Ms. Golding’s extensive business experience, particularly in the legal field, and her ties to the Myrtle Beach community that provide the board with a useful appreciation of the markets we serve, led the board to conclude that she should serve as a director.

Adair M. Graham, Jr. of Wilmington, NC, age 38, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Graham has served as Manager/General Partner of Cameron Properties, a family owned business with a broad range of investments with emphasis on real estate since 2004. Previously, Mr. Graham was a Credit Officer/Analyst at Live Oak Bank, headquartered in Wilmington, NC from 2009 to 2012. Live Oak Bank is a State of North Carolina bank whose primary mission is to provide SBA financing to professional practices, such as veterinarians, on a national basis. He also worked as a stock broker for Scott & Stringfellow and owned his own marina development business. He currently serves as Chair of the VMI Cameron Scholarship Fund, General Partner of BBC Family Limited Partnership, Managing Member of Cameron Group, LLC, and Managing Member of Hyde Company, LLC, all family owned companies. Mr. Graham’s business experience and knowledge of the banking industry led the board to conclude that he should serve as a director.

Marsha W. Griffin of North Myrtle Beach, SC, age 64, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Since 1998, she has been the President of Marsha Griffin & Associates, LLC of Myrtle Beach, a firm which provides executive coaching, teambuilding and leadership development for organizations and individuals. She is also a consultant for Business Education Expectations (BE2), the business enrichment arm of Early College High School of Myrtle Beach. She serves on the Small Business Association Board, Wall School of Business, Coastal Carolina University, Conway, SC. She has been an instructor at the South Carolina Bankers School, University of South Carolina, Columbia, SC. Ms. Griffin’s extensive business and leadership experience, along with her significant community involvement, led the board to conclude that she should serve as a director.

COASTAL CAROLINA BANCSHARES, INC.

Gary L. Hadwin of Myrtle Beach, SC, age 54, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. He has been the President and Owner of Hadwin-White Pontiac-Buick-GMC Trucks-Subaru, Inc., a vehicle sales and service company in Conway, SC, since 1986. Mr. Hadwin serves on the Advisory Board of the Wall School of Business, Coastal Carolina University, Conway, SC. Mr. Hadwin’s business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

Benjy A. Hardee of North Myrtle Beach, SC, age 59, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Hardee is President and Chief Executive Officer of A. O. Hardee & Son, Inc., a heavy/highway site contractor licensed in North Carolina since 1985 and in South Carolina since 1981. He is also the owner and president of River Hills Golf & Country Club in Little River and a developer of several Grand Strand area residential communities, including Royal Estates, Carriage Lakes and Waterfall. He is currently Vice Chairman of the board of directors of the Grand Strand Water & Sewer Authority and serves on the Northeastern Strategic Alliance Board. He served as a member of the Advisory Board of Branch Banking and Trust Company of Myrtle Beach from 2000 until March 2008. Mr. Hardee’s knowledge of the real estate industry acquired through his business experience and ties to the Myrtle Beach community led the board to conclude that he should serve as a director.

Nelson L. Hardwick of Surfside Beach, SC, age 61, is a director of Coastal Carolina Bancshares, Inc. Mr. Hardwick has been managing owner of Nelson L. Hardwick & Associates, an engineering firm, since 2003. In addition, since 2005, he has represented District 106 in the South Carolina State House of Representatives. He is also President of South End Investors, Inc., a real estate development company with property located near Surfside Beach, SC and a Managing Partner of JEB, LLC, a real estate partnership with holdings on Highway 90 near Conway, SC. Mr. Hardwick’s business experience and knowledge of the real estate market in the Myrtle Beach community led the board to conclude that he should serve as a director.

Marilyn B. Hatley of North Myrtle Beach, SC, age 62, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank and the Secretary of Coastal Carolina National Bank. Ms. Hatley has been the Mayor of North Myrtle Beach since 2001. She is also the previous owner of Visible Designs, Inc., a hair salon. She served on the Advisory Board of Crescent Bank of Myrtle Beach from 2004 – 2008. She also serves on the board of directors of the Municipal Association of South Carolina and is Chair of the Grand Strand Coastal Mayors Alliance. Mayor Hatley’s business and leadership experience led the board to conclude that she should serve as a director.

Dawn Kinard, of Murrells Inlet, SC, age 36, is Chief Financial Officer and Assistant Treasurer of Coastal Carolina Bancshares, Inc. and is Chief Financial Officer and a Senior Vice President of the Bank. Ms. Kinard joined the Company in July 2010. Ms. Kinard has 14 years of experience dedicated to accounting and financial reporting in the community banking industry. Previously, Ms. Kinard was Chief Financial Officer of Buckhead Community Bank in Atlanta, GA. She has also worked at The Coastal Bank in Savannah, GA from 2002 to 2006 and at Central Bank & Trust in Lexington, KY from 1999 to 2002. Ms. Kinard currently serves as a Board member for the Coastal South Carolina chapter of the American Red Cross.

W. John Laymon of Myrtle Beach, SC, age 56, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Since 1996, Mr. Laymon has been the Director of Residential Real Estate for The Jackson Companies’ Prestwick, Ocean Lakes and Sayebrook operations, all of Myrtle Beach. He was Chairman of the Board of the Myrtle Beach Regional Economic Development Corporation from 2005 to 2007. He was South Carolina Ambassador for Economic Development for 2007-2008 and is a member of the Horry County Economic Development Strategic Plan Task Force. Mr. Laymon’s in-depth knowledge of the real estate industry and ties to the Myrtle Beach community led the board to conclude he should serve as director.

Andrew H. Lesnik of Myrtle Beach, SC, age 65, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Lesnik has been President of Lesnik Himmelsbach Wilson Hearl, Inc., an advertising and public relations firm in Myrtle Beach, since 1987. He is also Chief Executive Officer of Sheriar Press, Myrtle Beach, a South Carolina commercial printing company. Mr. Lesnik is past Chairman of the Board of PICA (Printing Industries of America), a not-for-profit trade association, and serves on the board of directors of the not-for-profit organization of Sheriar Foundation. Mr. Lesnik’s business experience in working with a broad cross section of industries in the Myrtle Beach community, providing marketing strategies and services, led the board to conclude he should serve as a director.

L. Morgan Martin of Conway, SC, age 60, is a director and the Secretary of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. In 2010, Mr. Martin, an attorney, formed The Law Offices of L. Morgan Martin,

COASTAL CAROLINA BANCSHARES, INC.

PA. Previously, Mr. Martin was a partner with the law firm of Hearn, Brittain & Martin, P.A., Myrtle Beach since 1988 and served three terms in the South Carolina state legislature. Mr. Martin was a member of the Advisory Board of First Citizens Bank of Conway, SC from 1998 to 2008. Mr. Martin’s extensive business experience, particularly in the legal field, led the board to conclude he should serve as a director.

John L. Napier of Pawleys Island, SC, age 65, is a director and the Treasurer of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Napier, an attorney, has practiced law with his own firm, John L. Napier, LLC, since November 2003. From December 1995 until October 3, 2003, he was counsel to Winston & Strawn, an international law firm, in its Washington, DC office. Mr. Napier is a former United States Congressman from South Carolina, and a former federal judge on the United States Court of Federal Claims in Washington, DC. In the 1970’s, he was counsel to several United States Senate committees, including an assignment as Chief Minority Counsel for the committee which wrote the Financial Disclosure Code for the United States Senate. In 1992, he was chosen as Outside Counsel to the United States House of Representatives committee investigating political influence and financial discrepancies in the United States House of Representatives Post Office. Mr. Napier’s leadership and vast legislative experience led the board to conclude he should serve as a director.

Frank A. Stewart of Gastonia, NC, age 51, is a director of Coastal Carolina Bancshares, Inc. and a director of Coastal Carolina National Bank. Mr. Stewart founded Ultra Machine Company in 1989 and continues leading the company in metal fabrication, and thick armor plate for components of military vehicles as well as commercial markets. He currently serves as a Trustee for Gardner-Webb University, Development Board of Directors of Cleveland Community College, Great State Bank and the Board of the Walker Business College of Appalachian State University. He is currently serving his second term on the Governor appointed North Carolina Advisory Council on Military Affairs. Mr. Stewart’s business experience, including experience as a director in the banking industry, led the board to conclude that he should serve as a director.

Dennis L. Wade of Myrtle Beach, SC, age 51, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Wade has been President and Chief Executive Officer of The Jackson Companies of Myrtle Beach since 2001. He currently serves as Chairman of the Coastal Educational Foundation Board and serves on the Board of Visitors of the Wall School of Business, Coastal Carolina University, Conway, SC. He is also a past Treasurer of the South Carolina Chamber of Commerce Board and a past Chairman of the Myrtle Beach Area Chamber of Commerce Board. Mr. Wade’s extensive business and finance experience led the board to conclude he should serve as a director.

Douglas P. Wendel of Myrtle Beach, SC, age 69, is a director of Coastal Carolina Bancshares, Inc. and is the Chairman of the board of directors of Coastal Carolina National Bank. Mr. Wendel was President and Chief Executive Officer of Burroughs & Chapin Company, Inc. of Myrtle Beach from 1993 until his retirement in July 2007. He currently serves on the Northeastern Strategic Alliance of South Carolina and on Business Education Expectations (BE2), the business enrichment arm of Early College High School, of Myrtle Beach. Mr. Wendel currently serves as Chairman of the Myrtle Beach Regional Economic Development Corporation and as a member of its Board of Directors and Executive Committee. Mr. Wendel currently serves on the Board of the Medical University of South Carolina as a member of its Executive Committee and Real Estate Committee. He is a former member of the Board of Visitors, Wall School of Business, Coastal Carolina University, Conway, SC. He is also the former Chairman of The Tourism Alliance of South Carolina, Columbia, SC, and a former member of the South Carolina Chamber of Commerce Board. Mr. Wendel’s leadership skills and in-depth knowledge of the real estate industry acquired through his prior business experience, as well as his strong ties to the Myrtle Beach community, led the board to conclude that he should serve as a director.

Dennis T. Worley of Tabor City, NC, age 56, is a director of Coastal Carolina Bancshares, Inc. and Coastal Carolina National Bank. Mr. Worley, an attorney, in 2011 formed and joined Wright, Worley, Pope, Ekster and Moss, PLLC. Previously, Mr. Worley was a partner with the McGougan Law Firm of Tabor City, NC from 1981 until 2011. Mr. Worley served on the Advisory Committees for Columbus National Bank and Horry County State Bank between 1987 and 2007. He was an organizing director of East Coast Insurance Agency and is a current member and past President of North Carolina Electric Cooperative Counsel Association. He has served as General Counsel to Brunswick Electric Membership Cooperation and Rural Consumer Services Corporation, located in Shallotte, NC since 1990. He served as Trustee of the University of North Carolina at Wilmington from 1999 to 2007. Mr. Worley’s extensive business, leadership and bank advisory experience, led the board to conclude he should serve as a director.

Family Relationships. Benjy A. Hardee is the brother-in-law of L. Morgan Martin. There are no other family relationships among any of our executive officers and directors.

COASTAL CAROLINA BANCSHARES, INC.

Code of Ethics

The Company’s Board of Directors has adopted a Conflict of Interest and Code of Ethics Policy that applies to its directors, officers and employees. A copy of the Code of Ethics is available without charge to shareholders upon request to our Chief Financial Officer, Dawn Kinard, at Coastal Carolina Bancshares, Inc., 1012 38th Avenue North, Myrtle Beach, South Carolina 29577.

Corporate Governance

The Audit/Compliance/Risk Management Committee assists the Board in fulfilling its oversight responsibilities by reviewing the Company’s financial reporting, the system of internal controls, and the audit process, and by monitoring compliance with applicable laws, regulations and policies. The committee also functions as the Board of Directors’ oversight for all risk management and compliance matters. The committee monitors the risk framework of the Company, promotes effective management of all risk categories, and fosters the establishment and maintenance of an effective risk culture throughout the Company. The current members of the Audit/Compliance/Risk Management Committee are Dennis L. Wade (Chairman), Carl O. Falk (Vice Chairman), Chester A. Duke, Marilyn B. Hatley, John L. Napier, and Adair M. Graham, Jr. The board of directors has determined that Mr. Wade is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. Under the NASDAQ independence rules for audit committee members, all members are independent.

The Compensation/Governance/Nominating Committee assists the Board in oversight responsibilities by reviewing and establishing compensation guidelines and incentive plans for key personnel. Additionally, the committee oversees the process of nominating new directors. The current members of the Compensation/Governance/Nominating Committee are Carl O. Falk (Chairman), Benjy A. Hardee, Henrietta U. Golding, John L. Napier, and Douglas P. Wendel.

Item 11. Executive Compensation.

The following table shows the compensation we paid to our President and Chief Executive Officer, our Chief Financial Officer, and our Chief Credit Officer, all whom are considered the named executive officers of the company.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (1) (c)	Bonus ($) (d)	Stock Awards (e)	Option Awards (2) (f)	Non-Equity Incentive Plan Compensation (g)	Non-Qualified Deferred Compensation Earnings (h)	All Other Compensation ($) (3) (i)	Total (j)

Laurence S. Bolchoz, Jr.	2012	$161,875	$-	$-	$32,250	$-	$-	$7,809	$201,934
President
Chief Executive Officer

Dawn Kinard	2012	$139,000	$-	$-	$-	$-	$-	$-	$139,000
Chief Financial Officer	2011	136,833	-	-	28,000	20,512	-	-	185,345
Senior Vice President	2010	66,029	-	-	-	11,295	-	9,391	86,715

Jeff Benjamin	2012	$146,915	$-	$-	$-	$-	$-	$2,204	$149,119
Chief Credit Officer	2011	144,000	-	-	28,000	20,512	-	2,160	194,672
Senior Vice President	2010	102,808	-	-	-	12,950	-	23,871	139,629

(1)	Mr. Bolchoz joined the Bank as Chief Executive Officer in March 2012.

Mr. Benjamin joined the Bank as Chief Credit Officer in March 2010. Mr. Benjamin served as Interim Chief Executive Officer from November 2011 until March 2012.

Ms. Kinard joined the Bank as Chief Financial Officer in July 2010.

(2)	Amount for Mr. Bolchoz has a $1.29 grant date fair value per share of stock options. Amounts for Ms. Kinard and Mr. Benjamin have a $2.24 grant date fair value per share of stock options.

(3)	All other compensation for Mr. Bolchoz in 2012 includes an automobile allowance of $325 per pay period equal to $6,175 and membership dues. Additionally, it includes a 401K match of $1,634.

COASTAL CAROLINA BANCSHARES, INC.

All other compensation for Ms. Kinard in 2010 consists of relocation expenses.

All other compensation for Mr. Benjamin in 2010 consists of relocation expenses totaling $22,465 and 401K match by the Company. All other compensation for Mr. Benjamin in 2011 and 2012 consists of a 401K match of $2,160 and $2,204, respectively.

The following table sets forth information regarding the outstanding equity awards for our named executive officers at December 31, 2012.

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexcercised Options (#) Unexercisable (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Laurence S. Bolchoz	-	25,000	-	$10.00	3/20/2012	-	-	-	-
Jeff A. Benjamin	-	12,500	-	$10.00	2/23/2021	-	-	-	-
Dawn M. Kinard	-	12,500	-	$10.00	2/23/2021	-	-	-	-

All stock options vest ratably at 20% per year on the grant-date anniversary.

Employment Arrangements

We entered into a three year employment contract with Laurence S. Bolchoz, Jr. as President and Chief Executive Officer March 20, 2012 and is subject to a one-year extension on the second anniversary and each subsequent anniversary of such date provided that our board of directors determines he has met the Company’s performance requirements and standards. As of March 22, 2013 Mr. Bolchoz receives an annual salary of $210,000. He is eligible to receive salary increases as determined by the board of directors. Mr. Bolchoz is eligible to receive performance bonuses of 20%, 30% or 50% of his annual salary if the Bank achieves certain performance levels to be determined from time to time by the board of directors. Mr. Bolchoz has been granted options to purchase a total of 25,000 shares of common stock. These options were granted in 2012 and vest over a five-year period and have a term of ten years. During his employment term, Mr. Bolchoz will be eligible to receive additional equity based awards at the discretion of the board of directors. He will also be entitled to participate in retirement, health, dental, and other standard benefit plans and programs of the Company and the Bank applicable to employees generally or to senior executives. He will also be provided a cell phone, $650 per month automobile allowance, and use of the Bank’s Dunes Club membership. The agreement includes a non-compete clause that prohibits Mr. Bolchoz from engaging in the banking and financial service business anywhere within Horry and Georgetown Counties in South Carolina for a period of 12 months after termination of his association with the Bank under certain conditions, as defined in the employment agreement. The agreement includes a change in control clause, wherein Mr. Bolchoz is entitled to give written notice of his termination of the Agreement within 30 days of the change in control event and to receive an amount equal to 2.99 times his average annual W-2 compensation reported over the previous three complete years. The severance amount will be paid in lump sum within thirty days of the Employee’s written notice to terminate the agreement.

On May 16, 2012, Coastal Carolina National Bank, the subsidiary of Coastal Carolina Bancshares, Inc. (the “Company”), entered into written employment agreements with Jeff Benjamin, Chief Credit Officer and Senior Vice President, and with Dawn Kinard, Chief Financial Officer and Senior Vice President.

The initial term of both employment agreements is three years and expires May 16, 2015. The agreements automatically renew for successive one year terms unless either Party gives at least ninety days advance written notice of non-renewal.

COASTAL CAROLINA BANCSHARES, INC.

The agreement for Mr. Benjamin reflects his current annual base salary of $139,000 and allows for salary increases and prohibits a salary decrease without the written consent of Mr. Benjamin. Mr. Benjamin is eligible for an annual bonus incentive if approved by the Bank Board of Directors. Mr. Benjamin is also eligible annually to receive stock option awards, restricted stock, and/or other equity based compensation as determined by the Bank Board, in its sole discretion. He is also entitled to participate in standard benefit plans and programs of the Company and the Bank applicable to employees generally or to senior executives. He is entitled to a cell phone for business use or he may receive a monthly cell phone allowance of $50. The agreement includes a non-compete clause that prohibits Mr. Benjamin from engaging in the banking and financial service business anywhere within Horry and Georgetown Counties in South Carolina for a period of 12 months after termination of his association with the Bank under certain conditions, as defined in the employment agreement. The agreement includes a change in control clause, wherein Mr. Benjamin is entitled to give written notice of his termination of the Agreement within 30 days of the change in control event and to receive an amount equal to 2.00 times his average annual W-2 compensation reported over the previous five complete years. The severance amount will be paid in lump sum within thirty days of the Employee’s written notice to terminate the agreement.

The agreement for Ms. Kinard reflects her current annual base salary of $139,000 and allows for salary increases and prohibits a salary decrease without the written consent of Ms. Kinard. She is eligible for an annual bonus incentive if approved by the Bank Board of Directors. She is also eligible annually to receive stock option awards, restricted stock, and/or other equity based compensation as determined by the Bank Board, in its sole discretion. She is also entitled to participate in standard benefit plans and programs of the Company and the Bank applicable to employees generally or to senior executives. Ms. Kinard is entitled to a cell phone for business use or may receive a monthly cell phone allowance of $50. The agreement also includes reimbursement for any costs Ms. Kinard incurs associated with successfully taking the CPA examination, including necessary classes, books, and the actual costs of the examination. The agreement includes a non-compete clause that prohibits Ms. Kinard from engaging in the banking and financial service business anywhere within Horry and Georgetown Counties in South Carolina for a period of 12 months after termination of her association with the Bank under certain conditions, as defined in the employment agreement. The agreement includes a change in control clause, wherein Ms. Kinard is entitled to give written notice of her termination of the Agreement within 30 days of the change in control event and to receive an amount equal to 2.00 times her average annual W-2 compensation reported over the previous five complete years. The severance amount will be paid in lump sum within thirty days of the Employee’s written notice to terminate the agreement.

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

There are 50,000 stock options and 1,500 restricted stock awards outstanding under this plan and 5,500 restricted stock awards that were granted and have fully vested, leaving 104,778 shares available. Mr. Benjamin and Ms. Kinard were each

COASTAL CAROLINA BANCSHARES, INC.

granted 12,500 stock options in February 2011, and Mr. Bolchoz was granted 25,000 stock options in March 2012. All options outstanding have a vesting schedule of 20% on the anniversary date of the grant for five years. Restricted stock awards have been awarded to various employees. Restricted stock awards granted in June 2009 vested 100% on the third anniversary date of the grant in June 2012. Restricted stock awards granted in February 2011 vested 50% in 18 months in August 2012 and 50% on the third anniversary of the grant date in February 2014.

Director Compensation

The following table sets forth information regarding director compensation for current board members.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Warrants ($) (1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total (h)

William K. Bogache	$-	$-	$-	$-	$-	$-	$-
J. Egerton Burroughs	-	-	6,107	-	-	-	6,107
Chester A. Duke	-	-	6,107	-	-	-	6,107
Robin W. Edwards	-	-	-	-	-	-	-
Carl O. Falk	-	-	-	-	-	-	-
Henrietta U. Golding	-	-	-	-	-	-	-
Adair M. Graham, Jr.	-	-	-	-	-	-	-
Marsha W. Griffin	-	-	-	-	-	-	-
Gary L. Hadwin	-	-	-	-	-	-	-
Benjy A. Hardee	-	-	-	-	-	-	-
Nelson L. Hardwick	-	-	-	-	-	-	-
Marilyn B. Hatley	-	-	-	-	-	-	-
W. John Laymon	-	-	-	-	-	-	-
Andrew H. Lesnik	-	-	-	-	-	-	-
L. Morgan Martin	-	-	-	-	-	-	-
John L. Napier	-	-	-	-	-	-	-
Frank A. Stewart	-	-	-	-	-	-	-
Dennis L. Wade	-	-	-	-	-	-	-
Douglas P. Wendel	-	-	6,107	-	-	-	6,107
Dennis T. Worley	-	-	-	-	-	-	-

			$18,322			$-	$18,322

(1) This amount represents the $2.29 grant date fair value per share of warrants vested during the year. Mssrs. Burroughs, Duke, and Wendel each received 8,000 Director warrants in 2009 that vest pro-ratably on the anniversary of the grant date for three years. The final vesting occurred in 2012 and is reflected in the table above.

We have not paid our outside directors any fees for board or committee meeting attendance. We do not intend to pay directors cash fees until the Bank is profitable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to beneficial ownership of the Company’s common stock as of March 15, 2013 for (i) each director and nominee, (ii) each holder of 5.0% or greater of the Company’s common stock, (iii) the Company’s named executive officers, and (iv) all executive officers and directors as a group. The addresses of our directors and executive officers are the same as the address of the Bank. This table includes shares based on the “beneficial ownership” concepts as defined by the Securities and Exchange Commission. Our directors and executive officers are deemed to beneficially own shares held by their spouses, minor children and other relatives residing in their households, or by trusts, partnerships, corporations or deferred compensation plans controlled by such persons.

COASTAL CAROLINA BANCSHARES, INC.

Name of Beneficial Owner	Number of Shares Owned	Exercisable Warrants or Options (2)	Total Beneficial Ownership (#)	Percentage Beneficial Ownership (1)

Directors and Executive Officers
Jeff Benjamin (8)	-	5,000	5,000	0.23%
William K. Bogache	32,830	8,620	41,450	1.89%
Laurence S. Bolchoz, Jr. (10)	10,000	5,000	15,000	0.68%
J. Egerton Burroughs (3)	47,500	14,443	61,943	2.81%
Chester A. Duke (6)	35,705	10,505	46,210	2.10%
Robin W. Edwards	28,830	7,740	36,570	1.67%
Carl Falk	30,000	-	30,000	1.37%
Henrietta U. Golding	27,830	7,520	35,350	1.61%
Adair M. Graham, Jr.	25,000	7,520	32,520	1.48%
Marsha W. Griffin	24,832	10,546	35,378	1.61%
Gary L. Hadwin	22,832	6,427	29,259	1.33%
Benjy A. Hardee	163,500	62,016	225,516	10.03%
Nelson L. Hardwick (4)	22,830	6,427	29,257	1.33%
Marilyn B. Hatley	20,033	5,934	25,967	1.18%
Dawn Kinard (9)	-	5,000	5,000	0.23%
W. John Laymon	25,330	6,974	32,304	1.47%
Andrew H. Lesnik	32,832	8,620	41,452	1.89%
L. Morgan Martin	31,330	8,792	40,122	1.83%
John L. Napier (5)	22,500	10,546	33,046	1.50%
Frank Stewart	150,000	-	150,000	6.86%
Dennis L. Wade	31,205	8,070	39,275	1.79%
Douglas P. Wendel (7)	50,000	14,906	64,906	2.95%
Dennis T. Worley	53,705	13,451	67,156	3.05%

Total outstanding shares of all directors and executive officers as a group (23 persons)			1,122,681	46.37%

(1)	For each individual, the “beneficial ownership” percentage is determined by assuming the named person exercises all warrants or options which he or she has the right to acquire within 60 days of March 16, 2013, but that no other persons exercise any warrants or options. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all warrants or options which he or she has the right to acquire within 60 days of March 16, 2013, but that no other persons exercise any warrants or options.

(2)	Represents organizer/founder warrants granted on June 8, 2009, which were immediately exercisable. Includes director warrants issued June 8, 2009 that vested over 36 months. Includes any vested options.

(3)	Includes 38,000 shares of common stock pledged as collateral on loans outstanding. Includes 8,000 in director warrants vested.

(4)	Includes 14,000 shares of common stock pledged as collateral on loans outstanding.

(5)	Includes 20,000 shares of common stock pledged as collateral on loans outstanding.

(6)	Includes 8,000 director warrants vested.

(7)	Includes 8,000 director warrants vested.

(8)	Includes 5,000 vested stock options. Does not include 7,500 stock options, which will not vest within 60 days of March 16, 2013.

(9)	Includes 5,000 vested stock options. Does not include 7,500 stock options, which will not vest within 60 days of March 16, 2013.

(10)	Includes 5,000 vested stock options. Does not include 20,000 stock options, which will not vest within 60 days of March 16, 2013.

COASTAL CAROLINA BANCSHARES, INC.

Equity Based Compensation Plan Information

The following table summarizes information regarding equity based compensation awards outstanding and available for future grants at December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	50,000	$10.00	104,778

Equity compensation plans not approved by security holders (2)	255,992	10.00	-

Total	305,992	$10.00	104,778

(1)	At our annual meeting in 2009, we adopted the 2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan, under which 50,000 options and 1,500 restricted stock awards are outstanding.

(2)	In connection with our organization, we granted an aggregate of 255,992 warrants to our organizers and one non-organizer/founder. These warrants are exercisable at a price of $10.00 per share and may be exercised any time prior to June 8, 2019. If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Bank has had, and expects to have in the future, loans and other banking transactions in the ordinary course of business with directors (including our independent directors) and executive officers of the Company and its subsidiaries, including members of their families or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest. These loans are made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such loans do not involve more than the normal risks of repayment nor present other unfavorable features. At December 31, 2012, these persons and firms were indebted to the Company in the aggregate amount of $689,765.

The Company has entered into a lease agreement to lease a building from a company in which one of our directors, Mr. Burroughs, served on the lessor’s board of directors. During 2012, Mr. Burrough’s tenure on that Board expired. The Company incurred related lease expense of $170,434 and $166,297 for the years ended December 31, 2012 and 2011, respectively. The Company anticipates paying additional sums to that firm in 2013.

A public relations firm has been retained to provide marketing and public relations services for the Bank. A principal in the public relations firm is one of our directors, Mr. Lesnik. The Company incurred marketing and public relations fees of $123,024 and $121,380 for services rendered by the firm for the years ended December 31, 2012 and 2011, respectively. The Company anticipates paying additional sums to that firm during 2013.

The Company engaged a law firm for general legal counsel in 2012. One of our directors, Ms. Golding, is a shareholder with that firm. The Company incurred legal fees of $17,183 and $8,437 for services rendered by the firm for the years ended December 31, 2012 and 2011. The Company anticipates paying additional sums to that firm during 2013.

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

Item 14. Principal Accounting Fees and Services.

Elliott Davis, LLC was our auditor for the years 2012 and 2011. The following table shows the fees that we paid for services performed in these years:

	For the Calendar Year
Description	2012	2011

Audit fees	$57,000	$54,000
Audit related fees	350	-
Tax fees	4,600	4,545
Other fees	-	-

	$61,950	$58,545

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

Other Fees. This category includes various matters not related to audit services and tax services, and includes fees for general accounting advice given outside of the annual audit services.

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

COASTAL CAROLINA BANCSHARES, INC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

These schedules have been omitted because they are not required, are not applicable or have been included in our financial statements.

(1)	Financial Statements

(2)	Financial Statement Schedules

(3)	Exhibits – See the “Exhibit Index” immediately following the signature page of this report.

COASTAL CAROLINA BANCSHARES, INC.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant is filing this report pursuant to section 15(d) of the Securities Act. The registrant has not sent an annual report to security holders covering our last fiscal year. If any annual report is furnished to shareholders subsequent to the filing of this annual report on Form 10-K, the registrant shall furnish copies of such materials to the Securities and Exchange Commission when it is sent to security holders. Copies of our proxy statement furnished to security holders in connection with our 2013 annual meeting of shareholders will be furnished to the Securities and Exchange Commission.

COASTAL CAROLINA BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2013	By:	/s/ Laurence S. Bolchoz, Jr.
Laurence S. Bolchoz, Jr.
President and Chief Executive Officer

Date: March 27, 2013	By:	/s/ Dawn Kinard
Dawn Kinard
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurence S. Bolchoz, Jr. his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that the attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this repot has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Laurence S. Bolchoz, Jr.	President and Chief Executive Officer	March 27, 2013
Laurence S. Bolchoz, Jr.	(Principal Executive Officer)

/s/ Chester A. Duke	Chairman of the Board and	March 27, 2013
Chester A. Duke	Director

	Vice Chairman of the Board and	March 27, 2013
J. Egerton Burroughs	Director

/s/ Dawn Kinard	Chief Financial Officer	March 27, 2013
Dawn Kinard	(Principal Financial Officer and Principal Accounting Officer)

/s/ William K. Bogache, M.D.	Director	March 27, 2013
William K. Bogache, M.D.

	Director	March 27, 2013
Robin W. Edwards

/s/ Henrietta U. Golding	Director	March 27, 2013
Henrietta U. Golding

/s/ Marsha W. Griffin	Director	March 27, 2013
Marsha W. Griffin

	Director	March 27, 2013
Adair M. Graham, Jr.

COASTAL CAROLINA BANCSHARES, INC.

/s/ Gary L. Hadwin	Director	March 27, 2013
Gary L. Hadwin

/s/ Benjy A. Hardee	Director	March 27, 2013
Benjy A. Hardee

/s/ Nelson L. Hardwick	Director	March 27, 2013
Nelson L. Hardwick

/s/ Marilyn B. Hatley	Director	March 27, 2013
Marilyn B. Hatley

/s/ W. John Laymon	Director	March 27, 2013
W. John Laymon

	Director	March 27, 2013
Andrew H. Lesnik

	Director	March 27, 2013
L. Morgan Martin

	Director	March 27, 2013
John L. Napier

/s/ Dennis L. Wade	Director	March 27, 2013
Dennis L. Wade

/s/ Douglas P. Wendel	Director	March 27, 2013
Douglas P. Wendel

	Director	March 27, 2013
Frank A. Stewart

/s/ Carl O. Falk	Director	March 27, 2013
Carl O. Falk

/s/ Dennis T. Worley	Director	March 27, 2013
Dennis T. Worley

COASTAL CAROLINA BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registration Statement on Form S-1, File No. 333-152331).

3.1.2	Articles of Amendment (incorporated by reference to Exhibit 3.1 (b) of the Registration Statement on Form S-1, File No. 333-152331).

3.1.3	Articles of Merger (incorporated by reference to Exhibit 3.1(c) of the Registration Statement on Form S-1, File No. 333-152331).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 31, 2009).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on From S-1, File No. 333-152311).

4.2*	Form of Organizer/Founder Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1, File No. 333-152331).

4.3*	Form of Director Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-1, File No. 333-152331).

10.1	Lease Agreement between Coastal Carolina National Bank and Rice LLC dated July 28, 2012.

10.2.1	Lease Agreement between Coastal Carolina Bancshares, Inc. (as successor by merger to Coastal Carolina Dream Team, LLC) and Myrtle Beach Farms Company, Inc., dated November 13, 2007 (incorporated by reference to Exhibit 10.4(a) of the Registration Statement on Form S-1, File No. 333-152331).

10.2.2	Amendment to Lease Agreement, dated February 12, 2008 (incorporated by reference to Exhibit 10.4(b) of the Registration Statement on Form S-1, File No. 333-152331).

10.2.3	Second Amendment to Lease Agreement, dated April 24, 2008 (incorporated by reference to Exhibit 10.4(c) of the Registration Statement on Form S-1, File No. 333-152331).

10.3	Agreement between Fiserv Solutions, Inc. and Coastal Carolina National Bank (in organization) (incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1, File No. 333-152331).

10.4*	2009 Coastal Carolina Bancshares, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Coastal Carolina Bancshares, Inc.’s Report on Form 10-K, filed on March 29, 2010).

10.5 *	Employment Agreement dated March 20, 2012, between Coastal Carolina Bancshares, Inc., Coastal Carolina National Bank and Laurence Bolchoz (incorporated by reference to Exhibit 10.1 of the Periodic Report on Form 8-K, filed March 20, 2012).

10.6*	Employment Agreement dated May 16, 2012, between Coastal Carolina National Bank and Jeffrey A. Benjamin (incorporated by reference to Exhibit 10.1 of the Periodic Report on Form 8-K, filed May 21, 2012).

10.7*	Employment Agreement dated May 16, 2012, between Coastal Carolina National Bank and Dawn M. Kinard (incorporated by reference to Exhibit 10.2 of the Periodic Report on Form 8-K, filed May 21, 2012).

21.1	Subsidiaries of the Company

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer

COASTAL CAROLINA BANCSHARES, INC.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certification of the Chief Executive Officer and the Chief Financial Officer

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements**.

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