Form 10-Q
period 2013-03-31
Coastal Carolina Bancshares, Inc.
filed 2013-05-08
CIK 1437213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 333-152331

COASTAL CAROLINA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	33-1206107
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1012 38th Avenue North

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,187,000 shares of common stock par value $0.01 per share, were outstanding as of May 5, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash and non-interest due from banks	$1,520,980	$1,191,971
Federal funds sold	1,157,531	2,104,238
Interest-bearing bank deposits	10,430,010	10,990,700
Total cash and cash equivalents	13,108,521	14,286,909
Securities available for sale	21,859,257	23,344,988
Federal Reserve Bank stock	404,800	404,800
Federal Home Loan Bank stock	121,100	140,400
Loans held for sale	997,700	1,930,811
Loans receivable	67,897,881	61,524,542
Deferred loan fees, net	(118,376)	(118,141)
Allowance for loan losses	(1,013,314)	(1,013,314)
Loans, net	66,766,191	60,393,087
Premises and equipment, net	1,307,968	654,481
Accrued income and other assets	488,246	475,600
Total assets	$105,053,783	$101,631,076

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing demand	$5,596,908	$6,112,228
Interest checking	5,565,641	5,208,599
Money market	36,523,173	31,609,579
Savings	1,011,174	742,846
Certificates of deposit	41,482,002	42,823,987
Total deposits	90,178,898	86,497,239
Accrued expenses and other liabilities	507,603	648,146
Total liabilities	90,686,501	87,145,385
Shareholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.01 par value, 50,000,000 shares authorized, 2,187,000 issued and outstanding	21,870	21,870
Additional paid-in capital	21,823,277	21,817,319
Unearned compensation, nonvested restricted stock	(4,584)	(5,834)
Retained deficit	(7,743,117)	(7,752,367)
Accumulated other comprehensive income	269,836	404,703
Total shareholders’ equity	14,367,282	14,485,691
Total liabilities and shareholders’ equity	$105,053,783	$101,631,076

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest income
Loans, including fees	$905,182	$770,452
Federal funds sold and interest-bearing bank deposits	10,221	11,844
Securities	110,975	132,992
Federal Reserve & Federal Home Loan stock dividend	6,891	6,341
Total interest income	1,033,269	921,629
Interest expense
Deposits:
Interest checking	7,497	8,379
Money market and savings	47,441	71,623
Certificates of deposit < $100,000	31,759	35,483
Certificates of deposit > $100,000	76,044	75,127
Total interest expense	162,741	190,612
Net interest income before provision for loan losses	870,528	731,017
Provision for loan losses	-	14,094
Net interest income after provision for loan losses	870,528	716,923
Noninterest income
Service charges on deposits	11,245	19,272
Gain on sale of loans	49,156	19,850
Gain on sale of investment securities	175,897	7,930
ATM, debit, and merchant fees	8,209	4,817
Other	3,222	16,975
Total noninterest income	247,729	68,844
Noninterest expense
Salaries and employee benefits	580,749	538,292
Data processing	106,753	92,417
Professional services	44,819	84,437
Occupancy and equipment	202,849	81,869
Marketing and business development	54,879	41,242
Shareholder communications	15,728	11,687
Postage and supplies	16,570	8,306
Corporate insurance	7,667	6,871
Telecommunications	13,095	4,439
FDIC insurance and regulatory assessments	33,651	31,718
Other	30,554	26,590
Total noninterest expense	1,107,314	927,868
Income (loss) before income taxes	10,943	(142,101)
Income taxes	1,693	-
Net income (loss)	$9,250	$(142,101)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	$(45,197)	$109,745
Reclassification of gains recognized in net loss	(175,897)	(7,930)
Tax effect	86,227	(39,708)
Total other comprehensive income (loss)	(134,867)	62,107
Comprehensive loss	$(125,617)	$(79,994)
Loss per share
Basic and diluted earnings (loss) per share	$0.00	$(0.06)

Average shares outstanding	2,187,000	2,189,456

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2013 and 2012

				Unearned		Accumulated
			Additional	Compensation		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Restricted Stock	Deficit	Income (Loss)	Equity
December 31, 2011	2,190,500	$21,905	$21,794,089	$(44,583)	$(7,826,852)	$141,265	$14,085,824
Net loss	-	-	-	-	(142,101)	-	(142,101)
Change in unrealized gains and losses on securities, net	-	-	-	-	-	62,107	62,107
Restricted Stock	(2,500)	(25)	(8,586)	10,555	-	-	1,944
Organizer/founder warrants	-	-	4,122	-	-	-	4,122
Stock-based compensation	-	-	8,077	8,611	-	-	16,688
March 31, 2012	2,188,000	$21,880	$21,797,702	$(25,417)	$(7,968,953)	$203,372	$14,028,584

December 31, 2012	2,187,000	$21,870	$21,817,319	$(5,834)	$(7,752,367)	$404,703	$14,485,691
Net income	-	-	-	-	9,250	-	9,250
Change in unrealized gains and losses on securities, net	-	-	-	-	-	(134,867)	(134,867)
Restricted Stock	-	-	(3,889)	1,528	-	-	(2,361)
Stock-based compensation	-	-	9,847	(278)	-	-	9,569
March 31, 2013	2,187,000	$21,870	$21,823,277	$(4,584)	$(7,743,117)	$269,836	$14,367,282

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income (loss)	$9,250	$(142,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	-	14,094
Increase in deferred loan fees, net	235	3,233
Gains on sale of loans held for sale	(49,156)	(19,850)
Origination of loans held for sale, net	(1,661,515)	(973,925)
Proceeds from sale of loans held for sale	2,643,782	1,536,125
Premium amortization and discount accretion on securities, net	72,101	137,588
Securities gains, net	(175,897)	(7,930)
Depreciation and amortization expense	37,354	23,989
Stock-based compensation expense	7,208	22,754
Decrease (increase) in accrued interest receivable	(11,790)	2,763
Increase (decrease) in accrued interest payable	1,677	(3,173)
Decrease (increase) in other assets	(857)	6,597
Decrease in other liabilities	(55,994)	(57,640)
Net cash provided by operating activities	816,398	542,524

Investing activities
Net increase in loans	(6,373,339)	(2,998,022)
Purchases of securities available for sale	(3,845,642)	(2,868,871)
Proceeds from paydowns of securities available for sale	820,705	1,236,918
Proceeds from sales of securities available for sale	4,393,372	4,276,490
Redemption (purchase) of Federal Home Loan Bank stock	19,300	(46,600)
Purchases of premises and equipment	(690,841)	-
Net cash used in investing activities	(5,676,445)	(400,085)

Financing activities
Net increase in demand deposits, interest-bearing transaction accounts and savings accounts	5,023,644	2,688,114
Net increase (decrease) in certificates of deposit	(1,341,985)	1,948,553
Net cash provided by financing activities	3,681,659	4,636,667
Net increase (decrease) in cash and cash equivalents	(1,178,388)	4,779,106

Cash and cash equivalents, beginning of period	14,286,909	11,320,304
Cash and cash equivalents, end of period	$13,108,521	$16,099,410

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits	$161,064	$193,785

See notes to the consolidated financial statements.

COASTAL CAROLINA BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2013

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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013.

Note 2 - Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2012 as filed with the SEC. It is uncertain whether Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (the “FASB”) that do not require adoption until a future date will have a material impact on the Company’s consolidated financial statements upon adoption.

Statement of Cash Flow – For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks, federal funds sold, and interest-bearing bank deposits. Generally, federal funds are sold for one-day periods.

Earnings (Loss) Per Share – Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares. Potential common shares consist of stock options, restricted stock, and warrants.

	Three Months Ended
	March 31,
	2013	2012

Net income (loss)	$9,250	$(142,101)

Weighted-average number of common shares outstanding	2,187,000	2,189,456
Net income (loss) per share	$0.00	$(0.06)

Comprehensive Loss – Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income (loss). Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component and such items, along with net income (loss), are components of comprehensive loss.

Note 3 - Recently Issued or Proposed Accounting Pronouncements

The following is a summary of recent final and proposed authoritative pronouncements:

•

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. These amendments did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Cash and Cash Equivalents

As of March 31, 2013, cash and cash equivalents totaled $13.1 million and were represented by $1.5 million in cash on hand and noninterest-bearing deposits with other banks, $10.4 million in interest-bearing deposits with other banks, and $1.2 million in federal funds sold. Interest-bearing deposits with other banks included $3.7 million in certificates of deposits (“CDs”) invested at other banks that carry a weighted average rate of .62% with maturities between 4 and 18 months, $4.7 million at the Federal Reserve and Federal Home Loan Banks, and $2.0 million in money market deposit accounts. These balances allow the Company to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Note 5 - Securities

The following is a summary of the amortized cost, unrealized gains and losses, and estimated fair value of the investment securities portfolio at March 31, 2013 and December 31, 2012 by major classification:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (MBSs)	$13,805,602	$235,731	$(35,919)	$14,005,414
Small Business Administration (SBA) bonds	4,145,020	82,999	-	4,228,019
Collateralized mortgage obligations (CMOs)	2,254,489	54,004	-	2,308,493
Municipal bonds	1,211,793	105,538	-	1,317,331
Total securities available for sale	$21,416,904	$478,272	$(35,919)	$21,859,257

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities (MBSs)	$14,137,026	$420,491	$(12,591)	$14,544,926
Small Business Administration (SBA) bonds	4,196,833	70,202	-	4,267,035
Collateralized mortgage obligations (CMOs)	2,395,970	52,133	-	2,448,103
Municipal bonds	1,951,711	133,213	-	2,084,924
Total securities available for sale	$22,681,540	$676,039	$(12,591)	$23,344,988

The following table summarizes the unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (MBSs)	$5,786,878	$(35,919)	$-	$-	$5,786,878	$(35,919)
Total temporarily impaired securities	$5,786,878	$(35,919)	$-	$-	$5,786,878	$(35,919)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities (MBSs)	$2,983,563	$(12,591)	$-	$-	$2,983,563	$(12,591)
Total temporarily impaired securities	$2,983,563	$(12,591)	$-	$-	$2,983,563	$(12,591)

There were no write-downs for other-than-temporary declines in the fair value of debt securities for the three month period ended March 31, 2013. At March 31, 2013, there were no investment securities considered to be other than temporarily impaired. The Bank’s mortgage-backed securities are investment grade securities backed by a pool of mortgages. Principal and interest payments on the underlying mortgages are used to pay monthly interest and principal on the securities.

The contractual maturity distribution and yields of the Bank’s securities portfolio at March 31, 2013 are summarized below. Actual maturities may differ from contractual maturities shown below since borrowers may have the right to pre-pay these obligations without pre-payment penalties.

	Securities
	Available For Sale
	Amortized	Estimated
	Cost	Fair Value
Due after five years but within ten years	$5,327,957	$5,338,665
Due after ten years	16,088,947	16,520,592
Total (1)	$21,416,904	$21,859,257

(1)   Maturities estimated based on average life of security.

The Bank also owned Federal Reserve Bank (“FRB”) stock with a cost of $404,800 at March 31, 2013 and December 31, 2012. The yield at both periods was 6%. The amount of FRB stock held is based on our shareholders’ equity. As shareholders’ equity increases or decreases, the amount of FRB stock may also increase or decrease quarterly.

The Bank owned $121,100 in Federal Home Loan Bank (“FHLB”) stock at March 31, 2013 and $140,400 at December 31, 2012. The amount of FHLB stock held is based on our total assets and the amount of outstanding advances with the FHLB. Therefore, stock ownership levels with the FHLB are subject to change. The yield on FHLB stock is variable at the discretion of the FHLB.

Securities with an amortized cost of $11.3 million at March 31, 2013 and $10.3 million at December 31, 2012, were pledged to secure public deposits. During the three months ended March 31, 2013, the Bank sold four mortgage backed securities with amortized costs of $3.5 million and two municipal bonds with amortized costs of $738,000.

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries at March 31, 2013 and December 31, 2012.

Allowance for Loan Losses and Recorded Investment in Loans Receivable For the Three Months Ended March 31, 2013
	Construction	Real	Real	Commercial
	and Land	Estate	Estate	and
	Development	Mortgage	Other	Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$70,365	$195,514	$660,230	$45,106	$30,551	$11,548	$1,013,314
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provisions	(14,786)	9,928	(129,998)	(5,692)	(926)	141,474	-

Ending Balance	$55,579	$205,442	$530,232	$39,414	$29,625	$153,022	$1,013,314

Ending Balances:
Individually evaluated for impairment	$-	$-	$103,520	$-	$-	$-	$103,520

Collectively evaluated for impairment	$55,579	$205,442	$426,712	$39,414	$29,625	$153,022	$909,794

Loans receivable:
Ending balance - total	$6,700,560	$23,798,290	$30,550,043	$3,457,887	$3,391,101		$67,897,881

Ending Balances:
Individually evaluated for impairment	$-	$-	$1,143,020	$-	$-		$1,143,020

Collectively evaluated for impairment	$6,700,560	$23,798,290	$29,407,023	$3,457,887	$3,391,101		$66,754,861

Allowance for Loan Losses and Recorded Investment in Loans Receivable
	For the Year Ended December 31, 2012
	Construction	Real	Real	Commercial
	and Land	Estate	Estate	and
	Development	Mortgage	Other	Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$64,170	$213,709	$700,160	$77,123	$35,027	$1,688	$1,091,877
Charge-offs	(37,277)	-	(49,820)	-	(18,680)	-	(105,777)
Recoveries	-	-	-	-	-	-	-
Provisions	43,472	(18,195)	9,890	(32,017)	14,204	9,860	27,214

Ending Balance	$70,365	$195,514	$660,230	$45,106	$30,551	$11,548	$1,013,314

Ending Balances:
Individually evaluated for impairment	$-	$-	$195,768	$-	$-	$-	$195,768

Collectively evaluated for impairment	$70,365	$195,514	$464,462	$45,106	$30,551	$11,548	$817,546

Loans receivable:
Ending balance - total	$6,671,055	$18,821,345	$29,890,399	$2,670,875	$3,470,868		$61,524,542

Ending Balances:
Individually evaluated for impairment	$-	$-	$1,147,143	$-	$-		$1,147,143

Collectively evaluated for impairment	$6,671,055	$18,821,345	$28,743,256	$2,670,875	$3,470,868		$60,377,399

The adequacy of the allowance for loan losses is reviewed on an ongoing basis. The amount of the allowance is adjusted to reflect changing circumstances. Recognized losses are charged to the allowance and recoveries are added back to the allowance. As of

March 31, 2013, management considered the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. The underlying assumptions used in the analysis may be impacted in future periods by changes in economic conditions, the impact of changing regulations, and the discovery of new information with respect to borrowers not previously known to management. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

Credit Quality and Non-Performing Loans

During the first three months of 2013 and 2012, the Bank had no charged-off loans.

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

The Bank had $1,143,020 and $2,564,549 in loans classified as Substandard or worse as of March 31, 2013 and December 31, 2012, respectively.

Credit risk grades within the loan portfolio as of March 31, 2013 and December 31, 2012 are presented in the following three tables, separately for commercial loans, residential real estate loans, and consumer loans, with breakdowns provided for loan types within those categories.

Credit Risk Profile of Commercial Loans
	March 31, 2013			December 31, 2012
		Commercial			Commercial

		Real Estate	Commercial		Real Estate	Commercial
	Commercial	Construction	Real Estate	Commercial	Construction	Real Estate
Prime	$633,136	$-	$-	$546,677	$-	$-
Good	-	-	-	-	-	-
Acceptable	305,229	166,242	6,949,788	560,448	205,396	6,660,714
Acceptable with care	2,317,235	4,200,492	19,916,930	1,440,387	4,250,177	19,852,022
Special mention	202,287	-	2,540,305	8,095	-	962,830
Substandard assets	-	-	1,143,020	115,268	-	2,414,833
Doubtful assets	-	-	-	-	-	-
Loss assets	-	-	-	-	-	-
Total	$3,457,887	$4,366,734	$30,550,043	$2,670,875	$4,455,573	$29,890,399

Credit Risk Profile of Residential Loans

	March 31, 2013				December 31, 2012
	Residential - Prime		Residential - Subprime		Residential - Prime		Residential - Subprime
	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction	Residential Mortgage	Residential Construction
Prime	$-	$-	$-	$-	$-	$-	$-	$-
Good	617,714		-	-	172,168	-	-	-
Acceptable	19,113,186	2,333,826	-	-	15,326,704	2,215,482	-	-
Acceptable with care	3,492,910	-	-	-	2,723,410	-	-	-
Special mention	574,480	-	-	-	564,615	-	-	-
Substandard assets	-	-	-	-	34,448	-	-	-
Doubtful assets	-	-	-	-	-	-	-	-
Loss assets	-	-	-	-	-	-	-	-
Total	$23,798,290	$2,333,826	$-	$-	$18,821,345	$2,215,482	$-	$-

Credit Risk Profile of Consumer Loans
	March 31, 2013		December 31, 2012
	Consumer -	Consumer -	Consumer -	Consumer -
	Auto	Other	Auto	Other
Prime	$-	$221,726	$-	$213,556
Good	4,934	6,372	8,214	6,835
Acceptable	38,350	3,091,305	19,764	3,195,705
Acceptable with care	-	17,112	-	14,754
Special mention	10,802	500	11,590	450
Substandard assets	-	-	-	-
Doubtful assets	-	-	-	-
Loss assets	-	-	-	-
Total	$54,086	$3,337,015	$39,568	$3,431,300

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

Below are tables that present the past due status of loans receivable as of March 31, 2013 and December 31, 2012.

March 31, 2013

						Past Due >
	30 - 59 Days	60 - 89 Days				90 Days and
	Past Due	Past Due	Nonaccrual	Current	Total Loans	Accruing
Construction/Land development	$86,962	$-	$-	$6,613,598	$6,700,560	$-
Real estate - mortgage	244,127	-	-	23,554,163	23,798,290	-
Real estate - other	-	-	-	30,550,043	30,550,043	-
Commercial and industrial	-	-	-	3,457,887	3,457,887	-
Consumer and other	-	-	-	3,391,101	3,391,101	-
Total	$331,089	$-	$-	$67,566,792	$67,897,881	$-

December 31, 2012

						Past Due >
	30 - 59 Days	60 - 89 Days				90 Days and
	Past Due	Past Due	Nonaccrual	Current	Total Loans	Accruing
Construction/Land development	$-	$-	$-	$6,671,055	$6,671,055	$-
Real estate - mortgage	-	-	160,000	18,661,345	18,821,345	-
Real estate - other	62,479	40,967	-	29,786,953	29,890,399	-
Commercial and industrial	7,704	-	-	2,663,171	2,670,875	-
Consumer and other	-	-	-	3,470,868	3,470,868	-
Total	$70,183	$40,967	$160,000	$61,253,392	$61,524,542	$-

As of March 31, 2013, loans past due totaled $331,089, none of which were past due greater than 90 days. At March 31, 2013, the Bank had no loans on non-accrual status. As of December 31, 2012, loans past due totaled $271,150, of which $160,000 was past due greater than 90 days and was on nonaccrual status.

The Bank did not have any loans past due 90 days and still accruing as of March 31, 2013 or December 31, 2012.

An impaired loan is one in which the Bank does not anticipate full repayment, either from the customer’s inability to repay or from the liquidation of collateral. Impaired loans totaled $1,143,020 and $531,822 as of March 31, 2013 and 2012, respectively. The following table sets forth certain information regarding the type of impaired loans, their related allowances, and any interest income recognized on impaired loans during the quarter ended March 31, 2013 and 2012.

Impaired Loans
As of and For the Quarter Ended March 31, 2013
	Outstanding		Average		Interest
	Principal	Recorded	Recorded	Related	Income
	Balance	Investment	Investment	Allowance	Recognized
With no related allowance recorded:	$-	$-	$-	$-	$-

With an allowance recorded:
Construction and land development	-	-	-	-	-
Real estate - mortgage	-	-	-	-	-
Real estate - other	1,143,020	1,143,020	1,147,842	103,520	20,012
Commercial and industrial	-	-	-	-	-
Consumer loans to individuals	-	-	-	-	-
Total:	$1,143,020	$1,143,020	$1,147,842	$103,520	$20,012

Impaired Loans
As of and For the Year Ended December 31, 2012
	Outstanding		Average		Interest
	Principal	Recorded	Recorded	Related	Income
	Balance	Investment	Investment	Allowance	Recognized
With no related allowance recorded:	$-	$-	$-	$-	$-

With an allowance recorded:
Construction and land development	-	-	-	-	-
Real estate - mortgage	-	-	-	-	-
Real estate - other	1,147,143	1,147,143	1,038,314	195,768	81,847
Commercial and industrial	-	-	-	-	-
Consumer loans to individuals	-	-	-	-	-
Total:	$1,147,143	$1,147,143	$1,038,314	$195,768	$81,847

As of March 31, 2013, management was not aware of any additional loans that were not already considered for impairment, categorized as impaired, or on non-accrual.

If a loan is modified as a result of a customer’s inability to meet the original terms, and if the modification gives the customer more favorable terms that would not otherwise be granted, the loan is considered to be a troubled debt restructuring. During the three months ended March 31, 2013 and March 31, 2012, the Bank did not identify any new loan modifications deemed to be troubled debt restructurings. The Bank also had no loans previously identified as troubled debt restructurings within the previous 12 months which subsequently defaulted during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the Bank had one loan that qualifies as trouble debt restructuring. The following table presents information regarding the Bank’s loans that qualify as a troubled debt restructuring as of March 31, 2013 and 2012. In addition, the following table presents loans that qualified as troubled debt restructuring as of March 31, 2013 and 2012 which subsequently defaulted.

March 31, 2013
				Number of	Balances of
		Pre-modification	Post-modification	Loans that	Loans that
	Number	Outstanding	Outstanding	Subsequently	Subsequently
	of Loans	Balances	Balances	Defaulted	Defaulted
Construction and land development	-	$-	$-	-	$-
Real estate - mortgage	-	-	-	-	-
Real estate - other	1	1,150,228	1,143,020	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total	1	$1,150,228	$1,143,020	-	$-

March 31, 2012
				Number of	Balances of
		Pre-modification	Post-modification	Loans that	Loans that
	Number	Outstanding	Outstanding	Subsequently	Subsequently
	of Loans	Balances	Balances	Defaulted	Defaulted
Construction and land development	2	$137,426	$118,786	1	$37,277
Real estate - mortgage	-	-	-	-	-
Real estate - other	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	1	27,446	18,680	-	-
Total	3	$164,872	$137,466	1	$37,277

Note7 - Fair Value Measurements

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

The following table presents the fair value of assets evaluated on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the hierarchy.

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Mortgage-backed securities (MBS)	$-	$14,005,414	$-
Small Business Administration (SBA) bonds	-	4,228,019	-
Collateralized mortgage obligations (CMOs)	-	2,308,493	-
Municipal bonds	-	1,317,331	-
Total	$-	$21,859,257	$-

December 31, 2012
Mortgage-backed securities (MBS)	$-	$14,544,926	$-
Small Business Administration (SBA) bonds	-	4,267,035	-
Collateralized mortgage obligations (CMOs)	-	2,448,103	-
Municipal bonds	-	2,084,924	-
Total	$-	$23,344,988	$-

There were no other assets and no liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

Fair Value for Assets and Liabilities not Presented on the Balance Sheet at Fair Value

The following presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments that are not presented on the balance sheet at fair value as of March 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value. For short term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank and Federal Reserve Bank stock, the carrying amount is a reasonable estimate of the fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest bearing demand, and savings deposits, the carrying amount is a reasonable estimated of fair value due to these products having no stated maturity.

March 31, 2013
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets
Loans, net	66,766,191	67,726,572	-	-	67,726,572

Financial liabilities
Certificates of deposits	41,482,002	41,681,931	-	41,681,931	-

	Notional
	Amount
Commitments to extend credit	$9,351,255

December 31, 2012
	Carrying	Fair Value Measurements
	Amount	Total	Level 1	Level 2	Level 3
Financial assets
Loans, net	60,393,087	61,293,507	-	-	61,293,507

Financial liabilities
Certificates of deposits	42,823,987	42,992,089	-	42,992,089	-

	Notional
	Amount
Commitments to extend credit	$10,663,082

Loans Receivable

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

Certificates of Deposits

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

Impaired Loans

A loan is considered impaired when the full payment of all contractual principal and interest due under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows or the fair value of collateral. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. Loan losses are charged against the allowance when management believes the uncollectibility in full of a loan is confirmed. When the fair value of the collateral is based on an observable market price or a current fair market valuation, generally determined by an appraisal, the Company records the loan as nonrecurring Level 2. Generally, an evaluation or appraisal is considered current when it has been performed within the last twelve months. An updated appraisal is sought when current information becomes more than twelve months old. Appraisals obtained provide “as-is” values. When current evaluations or appraisals are not available, value may be determined using the present value of expected future cash flows discounted at the loans effective interest rate. When a current evaluation or an appraised value is not available and there is no observable market price, the Company records the loan as nonrecurring Level 3. The following table presents the fair value of assets evaluated on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

	Carrying Value as of	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Loans held for sale	$997,700	$-	$997,700	$-
Impaired Loans:
Construction and land development	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - other	1,143,020	-	-	1,143,020
Commercial and industrial	-	-	-	-
Consumer loans to individuals	-	-	-	-
Total	$2,140,720	$-	$997,700	$1,143,020

December 31, 2012
Loans held for sale	$1,930,811	$-	$1,930,811	$-
Impaired Loans:
Construction and land development	-	-	-	-
Real estate - mortgage	-	-	-	-
Real estate - other	1,147,143	-	-	1,147,143
Commercial and industrial	-	-	-	-
Consumer loans to individuals	-	-	-	-
Total	$3,077,954	$-	$1,930,811	$1,147,143

There were no other assets and no liabilities measured at fair value as of March 31, 2013 and December 31, 2012 on a nonrecurring basis. Loans held for sale at December 31, 2012 were sold during the three months ending March 31, 2013, and the values reported for loans held for sale as of March 31, 2013 represent new assets in that category. There were no other transfers between valuation levels for assets measured for fair value on a non-recurring basis.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

	March 31,	Valuation	Unobservable
	2013	Techniques	Inputs
Impaired loans
Real estate:
Real estate - other	$ 1,143,020	Appraised Value	Value requires significant management judgment or estimation

	December 31,	Valuation	Unobservable
	2012	Techniques	Inputs
Impaired loans
Real estate:
Real estate - other	$ 1,147,143	Discounted Cash Flows	Value requires significant management judgment or estimation

The impaired loan representing Real Estate – Other at March 31, 2013 is collateralized with first mortgages on multiple properties within Horry County, South Carolina. The loan is considered collateral dependent and impairment was determined based on the current market value of collateralized real estate using recent appraisals as a basis for determining the amount of impairment.

Note 8 – Subsequent Events

In preparing these consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.

On April 8, 2013, the Company entered into an agreement to lease office space at 1019 Hwy. 17 South, Suite 113, North Myrtle Beach, SC. The term of the lease agreement is twelve months ending May 30, 2014. Monthly rent shall be $995. The purpose of the office is to operate a Loan Production Office.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in our forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A - Risk Factors and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including the effect of the recent financial reform legislation on the banking and financial services industries;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•

results of examinations by our regulatory authorities, or restrictions and conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums, including the impact of the proposed capital rules under Basel III;

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss and the lack of seasoning of our loan portfolio;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan and deposit growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	changes in accounting policies and procedures;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including their deposit relationships;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion describes our results of operations for the three months ended March 31, 2013 and 2012 and also analyzes our financial condition as of March 31, 2013 and December 31, 2012.

Critical Accounting Policies

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2012, as filed in our Annual Report on Form 10-K.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our consolidated financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. Valuation allowances are established to reduce deferred tax assets if it is determined to be possible that all or some portion of the potential deferred tax asset will not be realized. Previously, we believed our loss position could adversely impact our ability to recognize the full benefit of our deferred tax asset. Therefore, we placed a valuation allowance for our full deferred tax asset. Currently, net income levels are small and do not warrant a reversal of the deferred tax asset. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Three months ended March 31, 2013 and 2012

We recorded net income of $9,250, or $0.0042 per share, for the three months ended March 31, 2013, compared to a net loss of $142,101, or a loss of $0.06 per share, for the three months ended March 31, 2012. Interest income was $1,033,269 and $921,629 for the three months ended March 31, 2013 and 2012, respectively. The increase in interest income is attributed to the larger loan portfolio maintained by the Bank in 2013, offset by less interest income received on investments and interest bearing bank deposits. Interest income for the three months ended March 31, 2013 was comprised of $905,182 earned on loans, $117,866 earned on investment securities, and $10,221 earned on fed funds sold and interest bearing bank deposits.

Interest expense was $162,741 for the three months ended March 31, 2013, compared to $190,612 for the three months ended March 31, 2012. The decrease in interest expense is attributed to a reduction in deposit rates.

Our net interest spread and net interest margin were 3.37% and 3.51%, respectively, for the three months ended March 31, 2013, compared to 2.87% and 3.06%, respectively, for the three months ended March 31, 2012. We are achieving higher yields on earning assets due to loan growth, as lower yielding liquidity has been redeployed into higher yielding loans. We are also achieving lower costs associated with deposit liabilities.

There was no loan loss provision for the three months ended March 31, 2013, compared to $14,094 for the three months ended March 31, 2012. Loan loss provision is typically driven by loan growth, non-performing loans, and a historical loss and environmental analysis. During the first three months of 2013, three substandard loans showed improvement and were upgraded, resulting in less loan loss reserve needed. This reduction to reserve needs offset the provision need for new loan growth during the first three months of 2013.

Non-interest income was $247,729 for the three months ended March 31, 2013, of which $22,676 came from service charges, NSF, ATM, and other traditional service income, $49,156 came from gains on the sale of mortgage loans, and $175,897 came from gains on sale of investment securities. For the three months ended March 31, 2012, non-interest income was $68,844, of which $25,173 came from service charges, NSF, and other traditional service income, $19,850 came from gains on the sale of mortgage loans, and $7,930 came from gains on the sale of investment securities.

Non-interest expense was $1,107,314 and $927,868 for the three months ended March 31, 2013 and 2012, respectively. The increases are the result of growth and expansion, which resulted in increases in the areas of salaries and employee benefits, occupancy and equipment, marketing, and data processing. Professional service fees, including amounts paid to consultants, was significantly lower when compared to the same period the previous year.

Assets and Liabilities

General

Total assets as of March 31, 2013 were $105.1 million, representing an increase of $3.4 million, or 3.4% compared to $101.6 million as of December 31, 2012. The increase in assets is due primarily to net loan growth of $6.4 million, which was funded primarily by deposit growth of $3.7 million. At March 31, 2013, total assets consisted principally of $13.1 million in cash and cash equivalents, $21.9 million in available-for-sale investment securities, $997,700 in mortgage loans held for sale and $66.8 million in net loans. Net loans at December 31, 2012 were $60.4 million. The primary source of funding is deposits that are acquired locally.

Liabilities at March 31, 2013 totaled $90.7 million, represented almost entirely by retail customer deposits totaling $90.2 million. Liabilities as of December 31, 2012 totaled $87.1 million, including $86.5 million in deposits. At March 31, 2013, shareholders’ equity was $14.4 million, compared to $14.5 million as of December 31, 2012. Book value per share was $6.57 at March 31, 2013, compared to $6.62 as of December 31, 2012.

Loans

Loans typically provide higher interest yields than other types of interest-earning assets. Net loans have increased $6.4 million, or 10.55%, to $66.8 million, during the three months ended March 31, 2013, primarily in the categories of Real Estate – Mortgage, Real Estate – Other, and Consumer loans, offset by a decrease in Real Estate – Residential Mortgage and Commercial loans, compared to $60.4 million as of December 31, 2012. The following table summarizes the composition of our loan portfolio as of March 31, 2013 and December 31, 2012.

	March 31,	Percentage of	December 31,	Percentage
	2013	of Total	2012	of Total
Construction and land development	$6,700,560	9.87%	$6,671,055	10.84%
Real estate - residential mortgage	23,798,290	35.05	18,821,345	30.59
Real estate - other	30,550,043	44.99	29,890,399	48.59
Commercial and industrial	3,457,887	5.09	2,670,875	4.34
Consumer and other	3,391,101	5.00	3,470,868	5.64
Gross loans	67,897,881	100.00%	61,524,542	100.00%
Allowance for loan losses	(1,013,314)	-	(1,013,314)	-
Deferred loan fees, net	(118,376)	-	(118,141)	-
Total loans, net	$66,766,191	-	$60,393,087	-

Loans held for sale are represented by 1-4 family residential mortgage loans that are pending sale in the secondary market. The volume of these loans fluctuates month to month. There were $997,700 in loans held for sale as of March 31, 2013 compared to $1,930,811 at December 31, 2012.

Classified Loans

Classified loans are performing loans with elevated levels of credit risk. These loans are assigned credit risk grades of substandard or worse. The Bank’s classified loans decreased during the first three months of 2013 from $2,564,549 as of December 31, 2012 to $1,143,020 as of March 31, 2013, primarily due to the upgrade of three loan relationships.

Nonperforming Loans

At March 31, 2013, there were no nonaccrual loans, compared to $160,000 in nonaccrual loans as of December 31, 2012. There were no accruing loans which were contractually past due 90 days or more as to principal or interest payments at March 31, 2013 and December 31, 2012. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. The nonaccrual loan relationship is considered impaired.

Impaired loans as of March 31, 2013 totaled $1,143,020 and consisted of one large classified loan, compared to impaired loans totaling $531,822 at March 31, 2012.

As of March 31, 2013, we were not aware of any other loans that were not already considered for impairment, categorized as impaired, or on nonaccrual.

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

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,013,314 as of March 31, 2013, or 1.50% of gross loans outstanding net of deferred loan fees, compared to $1,013,314 as of December 31, 2012, or 1.65% of gross loans outstanding. The decline is the result of less reserves needed as non-performing loans begin to perform. As a result, there was no provision expense needed for the three months ended March 31, 2013, compared to $14,094 for the three months ended March 31, 2012. To further explain, criticized loans typically require a higher loan loss reserve. At March 31, 2013, our substandard loan balance was $1.1 million, an improvement from $2.6 million at December 31, 2012. Although we have experienced loan growth in 2013 that would typically require provisions to the loan loss reserve, the improvements in our criticized loan balances created an excess reserve that negated the need to add more loan loss provision to the reserve balance.

During the first three months of 2013 and 2012, the Bank had no charged off loans.

As of March 31, 2013, management considered the allowance for loan losses to be adequate and sufficient to meet presently known and inherent losses in the loan portfolio.

Deposits

Our primary source of funds for loans and investments is the funds obtained through our customer deposits. At March 31, 2013, we had $90.2 million in deposits, representing an increase of $3.7 million from December 31, 2012. Our deposits as of March 31, 2013 consisted primarily of $11.2 million in demand deposit accounts, $41.5 million in certificates of deposit, and $37.5 million in savings and money market accounts. As of March 31, 2013, we have no brokered or wholesale deposits and no borrowings.

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

As of March 31, 2013, our primary sources of liquidity included cash, non-interest and interest-bearing deposits and federal funds sold with financial institutions totaling $13.1 million. In addition, the fair value of our available for sale investment portfolio was $21.9 million as of March 31, 2013. Our lines of credit available with correspondent banks total $8.0 million with no outstanding principal or interest on these lines at March 31, 2013, and are unsecured. These lines may be withdrawn at the discretion of the correspondent financial institutions. Our credit availability at the Federal Home Loan Bank was $10.1 million as of March 31, 2013 and requires collateralization by eligible investment securities or loans. We believe our liquidity levels are adequate to meet our operating needs.

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2013, we had issued commitments to extend credit of $9.4 million through various types of lending arrangements, compared to $10.7 million as of December 31, 2012. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

Capital Resources

Total shareholders’ equity was $14.4 million at March 31, 2013 compared to $14.5 million at December 31, 2012. The decrease is the result of decreases to the market value of the investment portfolio.

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

Originally, as a new bank, the OCC required the Bank to maintain a Tier 1 leverage ratio of at least 8%, a Tier 1 risk based capital ratio of 8% or greater, and a total risk-based capital ratio of 12% or greater.

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

The bank exceeded its minimum regulatory capital ratios as of March 31, 2013 and December 31, 2012, as well as the ratios to be considered “well capitalized.”

The following table sets forth the bank’s various capital ratios at March 31, 2013 and December 31, 2012:

	Tier 1	Tier 1	Total
	Leverage	Risk-Based	Risk-Based
Minimum Required	4.00%	4.00%	8.00%
Minimum Required to be well capitalized	5.00%	6.00%	10.00%

Actual Ratios at March 31, 2013, (Unaudited)
Coastal Carolina National Bank	13.20%	20.74%	21.99%
Consolidated	13.80%	21.83%	23.09%

Actual Ratios at December 31, 2012
Coastal Carolina National Bank	13.47%	21.81%	23.07%
Consolidated	14.10%	23.00%	24.26%

We believe our capital is sufficient to fund the activities of the bank as we grow. As of March 31, 2013, there were no significant firm commitments outstanding for capital expenditures.

In 2010, the Basel Committee adopted the Basel III Capital Rules, which set new capital requirements for banking organizations. In June 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the U.S. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments reviewed, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is the subject.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coastal Carolina Bancshares, Inc.
(Registrant)

Date: May 8, 2013	By:	/s/ Laurence S. Bolchoz, Jr.
Laurence S. Bolchoz, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dawn M. Kinard
Dawn M. Kinard
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Quarterly Report on Form 10-Q of Carolina Coastal Bancshares, Inc. for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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